Form 10-Q
period 1995-09-30
GC INTERNATIONAL INC /CA
filed 1995-11-13
CIK 841708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER 30, 1995
                              -------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM         TO
                              ---------  --------
                        COMMISSION FILE NUMBER 000-17259

                            GC INTERNATIONAL , INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                            94-2278595
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


156 BURNS AVENUE, ATHERTON CALIFORNIA                             94027
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 322-8449
                                                   --------------
                                       N/A
                                  ------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILLED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X NO
                         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE 5,748.499.
                                                           ----------

                             GC INTERNATIONAL, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION:

FINANCIAL STATEMENTS                                                                              ITEM 1.
             CONSOLIDATED CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 1995 AND JUNE 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .   1


             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1995
                AND SEPTEMBER 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION & RESULTS OF OPERATION  . . . . . . . . . . . . . . . . . . . . . .   4

PART II.   OTHER INFORMATION:

ITEM 1.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 2.      CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
                       OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 5.      OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 6.      EXHIBITS & REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                 SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

                     GC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      SEPT. 30      JUNE 30
                                                                        1995          1995
                                                                    ----------     ----------
                 ASSETS
Current assets:
    Cash                                                            $  136,831     $  118,385
    Accounts receivable, less allowance for doubtful
      accounts of $3,880 and $8,129                                    769,956        771,089
    Inventories                                                        492,513        543,380
    Prepaid expenses                                                    10,217          9,080

                                                                    ----------     ----------
             Total current assets                                    1,409,517      1,441,904

Property and equipment, net                                            305,761        321,384
Deposits & Deferred Expenses                                            55,437         59,310
                                                                    ----------     ----------

                                                                    $1,770,715     $1,822,598
                                                                    ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Short-term bank borrowings                                       $  320,781     $  374,035
   Current maturities of long-term debt                                 76,936         59,938
   Accounts payable                                                    299,235        445,357

Accrued liabilities:
    Payroll                                                            166,743        170,261
    Customer Deposits                                                   67,959         55,104
    Commissions                                                          4,216          5,858
    Vacation Pay                                                       231,875        235,177
    Employee accruals                                                  187,654        179,043
    Other                                                              861,914        861,421
                                                                    ----------     ----------

             Total current liabilities                               2,217,313      2,386,194

    Long-term debt, less current maturities                             27,279         30,181
    Other long-term debt                                               238,592        243,058
    Stockholders' equity (deficit):
       Preferred stock, authorized 10,000,000 shares,
       Common stock, without par value. Authorized
         30,000,000 shares; issued and outstanding
         5,748,499 shares                                            1,791,590      1,791,590
    Accumulated deficit                                             (2,504,055)    (2,628,425)
                                                                    ----------     ----------

         Net stockholders' equity (deficit)                           (712,465)      (836,835)
                                                                    $1,770,715     $1,822,598
                                                                    ==========     ==========

See notes to consolidated condensed financial statements.

                     GC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   3 MONTHS ENDED
                                           ------------------------------
                                             SEPT. 30           SEPT. 30
                                               1995               1994
                                           -----------        -----------
Net Sales                                  $ 1,381,448        $   909,135

Cost of Sales                                  955,556            651,122
                                           -----------        -----------

             Gross Profit                      425,892            258,013

Operating expenses:
    Selling                                     38,028             57,065
    Administrative                             249,482            226,713
                                           -----------        -----------

             Operating Profit (loss)           138,382            (25,765)

Extraordinary
    Loss on discontinued operation                 -0-            (11,429)

Other income (expense):
    Other income (expense), net                 (5,094)            10,433
    Interest expense, net of
      interest income                           (8,917)           (16,213)
                                           -----------        -----------
             Income (loss) before
                income taxes                   124,371            (42,974)

Income tax expense (refund)                        -0-               (233)
                                           -----------        -----------
             Net Profit (loss)             $   124,371        $   (42,741)
                                           ===========        ===========

Common stock:  Weighted average
    number of shares outstanding             5,748,499          7,178,355

Profit (Loss) per common share

                                           $       .02        $      (.01)


See notes to consolidated condensed financial statements.

                     GC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1995, and June 30, 1995, and the results of operations for the three months ended September 30, 1995 and 1994. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three-months ended September 30 are not necessarily indicative of the results of the full year.

NOTE 2

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:


                                           SEPT. 30       SEPT. 30
                                             1995           1994
                                           --------       --------
                     Raw materials         $ 54,336       $ 65,561
                     Work in process        438,177        300,689
                                           --------       --------
                            Total          $492,513       $366,250
                                           ========       ========

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources, and Bank Loan Agreement

BANK LOAN AGREEMENT

The Company's loan agreement with its bank was renewed until April 1, 1996. The agreement requires principal payments of $16,000/month at an interest rate of 2-1/2% above the bank's prime rate. As of September 30, 1995, outstanding borrowings on the loan were $320,781 as compared to $542,000 a year earlier.

LIQUIDITY

As of September 30, 1995, the Company's cash position was $136,831 and working capital was a negative $779,657. The cash position and payments to trade creditors improved during the quarter as a result of the profit of the company during the first quarter. However, a settlement reached with the EPA will require the company to pay $100,000 plus interest over the next five years. (See note 5 below)

OTHER IMPACTS ON LIQUIDITY

The Company's liquidity is continuing to be positive and negatively impacted because of:

(1) The company reported profits and positive cash flow for the 3 month period ending September 30, 1995.

(2) At the present time, the Company is able to maintain production and payments to suppliers. In the second quarter ending December 31, the Company is likely to show a loss and/or negative cash flow due to the lost production over the holidays. With continued profitability and positive cash flow during the third and fourth quarter, the Company's cash situation could improve. However, there is no assurance that the Company will be able to maintain payments to suppliers on time and, if it is unable to do so, the Company could be materially adversely affected.

(3) The Company must make payments to Pre-petition Creditors in accordance with the Plan of Reorganization. Due to the severe cash shortage of the company, no substantial payments have been made to creditors. Although the company is in default with substantially all of the creditors, the company is working with certain of the creditors who have requested payment. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment.

(4) The Company owes the Company's legal counsel(s) approximately $90,000 in connection with the bankruptcy.

(5) The Company received notification by the EPA on approximately July 25, that under a partial consent decree the company is eligible to settle for an amount of $688,156 for a Superfund Site cleanup in connection with waste generated by the company's former Raytee division. The company had until September 1, 1995 to accept or decline the EPA's offer of settlement. In addition, the EPA provided the company with a means to negotiate payment terms for a potential lower amount based on the financial condition of the company.

         The company responded to the EPA request for financial information and evidenced its interest in settling the claim at a level at which GC could afford. In addition, GC asserted its various defenses and claimed to not be responsible for any settlement at all. The EPA reviewed the documents and financial information submitted by GCI and agreed to settle the claim for $100,000, to be paid over five years with interest. GC has until November 10, 1995 to respond. In the event that GC is not included in the partial consent decree, GC could be: (1) sued by the EPA or (2) sued by other potentially responsible parties who have agreed to the settlement or (3) recognizing the poor financial condition of the company, no one would attempt to make a claim.

         If the EPA claim was to be litigated and the company is required to pay such claim in the approximate amount of $688,000 the company could:(1) be forced to file for protection under the bankruptcy laws or (2) be forced out of business or (3) be required to make significant payments to the EPA over a period of time, which would severely restrict the company's ability to recover from its bankruptcy and the recession.

         In addition, this settlement amount is a partial settlement and the final remediation is of an unknown amount which will not be determined until some time in 1996 or 1997.

         As of September 30, 1995, the company has established a reserve of $328,910. Based on the EPA's proposed settlement offer, management believes that this amount is sufficient to cover a settlement agreement that might be made for this final remediation. The company also appealed the waste content, and in addition asserts that since the EPA did not make a valid claim, even though the EPA was deemed to have been notified (as a Federal Agency) that the company was in Chapter 11, the EPA claim was discharged without liability at the time of confirmation.

         The company has tendered notification of the potential EPA claim to all of its insurance carriers from 1975 through 1995 and prior to the acquisition of the Raytee Company. As of October 27, 1995, substantially all of the insurance carriers have rejected the potential liability, because of language in the insurance policy. GC will continue to assert its claim.

CAPITAL EQUIPMENT REQUIREMENTS AND EQUIPMENT LEASES

         The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers.

         The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1996. Because of the Company's negative net worth and lack of working capital, it may not be possible to lease or purchase some or all of such equipment on terms satisfactory to the Company. If sufficient capital equipment is not available, the Company could be materially adversely affected. In addition, a continued shortage of capital resources could materially adversely affect the ability of the Company to make needed improvements which could result in a longer time to return to profitability.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1995, and September 30, 1994.

The Company's sales for the three months ending September 30, 1995, increased $472,313 or 52% over the comparable period of the prior year, generally reflecting the increase in new orders received by the ALJ division during the past year.

The backlog has remained relatively consistent throughout the Quarter and at October 31, 1995 was approximately $1,320,539.

The cost of sales decreased slightly to 69.2% compared to 71.5% in the prior year period. Operating expenses increased to $287,510 compared to $283,778 in the prior period. However, expenses decreased as a percentage of sales to 20.8% compared to 31.2% due to the increased sales. Interest expense on bank debt decreased as a result of the reduction in principal.

                                     PART II

Item 1   Legal Proceedings:  None.  See note 5 to the MD&A on page 4


Item 2   Changes in Securities:  Not Applicable

Item 3   Defaults upon Senior Securities:  Not Applicable

Item 4   Submission of Matters to a Vote of Securities Holders:
           Not Applicable.

Item 5   Other Information:  None

Item 6   Exhibits and Reports on Form 8K

        a)  Exhibits

            Exhibit 27 Article     Financial Schedule
            for Form 10-Q

        b)  Reports on Form 8-K

            None

                             GC INTERNATIONAL, INC.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                             GC INTERNATIONAL, INC.
                             ----------------------
                                  (REGISTRANT)

NOVEMBER 11, 1995         F. WILLARD GRIFFITH II
-----------------         -------------------------------------
     DATE                 F. WILLARD GRIFFITH II
                          CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

EXHIBIT           EXHIBIT DESCRIPTION
  NO.

Ex-27           Financial Data Schedule