Form 10-K
period 1996-06-30
GC INTERNATIONAL INC /CA
filed 1996-09-27
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                         _______________
                            FORM 10-K

          (Mark One)
          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended   June 30, 1996

                               OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from              to

                Commission file number  000-17259

                              GC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                    California                             94-2278595

 (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)



                 156 Burns Avenue, Atherton, California    94027
              (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code (415) 322-8449



     Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange on which
     Title of each class                   registered

            None                             None

     Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, Without Par Value
                        (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
     for the past 90 days.  Yes  X     No......

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                    [Cover page 1 of 2 pages]






        The aggregate market value of voting stock held by non-affiliates of the registrant at September 22, 1996 (2,792,035 shares), was approximately $1,047,013 This is based on the most recent purchase of shares known to the company made during July 1996 at $.375/share.

              Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances provided that the assumptions are set forth in this form.


     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes  X    No......


           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The total shares outstanding at September 22, 1996, are as follows:

              Common Stock     5,748,499  shares



               DOCUMENTS INCORPORATED BY REFERENCE

                              NONE



                             Part I

     Item 1.  Business


     General

         GC International, Inc. ("GC" or the "Company"), a California corporation, manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies. All references to years are fiscal years ending June 30 unless otherwise specified.


     Description of Business

         GC's business units generally manufacture their own products from raw materials, such as aluminum ingots, aluminum castings, or aluminum discs, or semi-finished metal components purchased from third parties. Except for certain materials used by the A. L. Johnson division ("ALJ") which are available from only one vendor (but for which replacements are readily available), raw materials and critical components are generally available from more than one source. All of GC's business units generally compete with many companies, many of which are larger and have greater resources. In all cases, competition is generally based upon technical competence, price, quality and delivery times. None of GC's business units has any patent protection. None of GC's businesses is seasonal, and only one division has significant foreign sales.

         The following table sets forth certain financial information with respect to GC's business units. Approximately 100% of the backlog is expected to be shipped in the year ended June 30, 1997. A substantial portion of the backlog may be cancelled at any time without penalty. The decrease in the backlog is believed to be due primarily to the continuing efforts of the company to ship product on-time and reduce overdue shipments to a minimum.


                              Backlog            Backlog
                              June 30, 1996      June 30, 1995

     Total Backlog            $1,167,932        $1,405,777


         GC's sales for the last three fiscal years are as follows:

                                        Year Ended June 30,
                                      1996         1995              1994

     Net sales                     $5,277,155     $4,413,210     $4,862,604



     A. L. Johnson Division

         The ALJ business unit, has been in business for over 41 years. In Camarillo, California, ALJ utilizes a Rubber/Plaster Mold ("RPM") process and equipment to produce precision, high-strength, thin-walled aluminum castings, primarily for the computer, electronics and aerospace industries. The parts are used in many applications, including medical electronics, computer housings and camera parts.



         The RPM process is particularly cost effective when the customer's production requirement is for low numbers of units. GC believes that the RPM process is most applicable if the production run is between 10 and 200 units per month. Customers sometimes select ALJ for pre-production runs before expensive hard tooling is cost justified.

         ALJ's direct competition in RPM castings is composed generally of a few companies believed to be larger than ALJ and several smaller competitors. ALJ's major competition generally results from competing processes, such as investment, sand, and permanent mold and die casting. ALJ has regularly serviced over 250 customers each year.


     Apollo Masters Division

         In 1988 GC purchased, from Capitol Records ("Capitol"), the assets used and Capitol in connection with its lacquer master manufacturing business and moved those assets to a plant leased by the Company in Banning, California.

         Apollo processes precision, highly polished aluminum substrates by applies a filtered lacquer coating to the discs in a clean room environment. After drying and inspection, the masters are sold to audio recording engineers who use specialized equipment to cut grooves in the lacquer. The masters are then used to make additional pressing masters, ultimately resulting in vinyl records. The vinyl record industry volume has declined, as expected, as compact discs and audio cassettes replace vinyl records. Therefore, Apollo's future business and profitability will depend on Apollo's ability to gain market share from its competitors. Apollo's business plan anticipates that, over the next five to seven years, the use of lacquer masters will decline gradually from the present levels. Currently, approximately 45% of Apollo's market is in the U.S. and 55% is in the rest of the world, with the European market being the largest foreign market. Apollo does not expect the current decline of the vinyl record business to be precipitous for the Company, because to produce a single vinyl record takes a minimum of two masters, and the Company believes that there will continue to be a sufficient demand for vinyl records for the Company to continue to make a reasonable return on its investment. However, a continued rapid decline in the market for lacquer masters may require that the Company reevaluate the business plan. There is no guarantee that Apollo can remain profitable in the future. If in future years, Apollo turns unprofitable and the decision is made to discontinue the operation, the Company could incur significant losses. As of June 30, 1996, Apollo has established 9 distributors and 4 sales representatives and has made deliveries to over 122 customers in 29 countries worldwide. Apollo also imports and distributes stylus as a result of a worldwide exclusive distributorship with a Japanese company.

     Sales and Marketing

         The Company markets ALJ castings through a Sales Manager, one part-time saleswoman and a network of independent sales representatives. Apollo does not have direct salesmen, and Apollo contracts with independent sales representatives and distributors. ALJ may, from time to time, pay commissions to other independent sales representatives on a per customer order basis.


     Major Customers Over 10%

         No single customer accounted for over 10% of sales in any of the past three years.



     Foreign Sales

         Approximately 55% of Apollo's sales are to foreign markets, and such sales in 1996 represented approximately 12% of GC's consolidated sales. ALJ has no material foreign sales.


     Competition

         GC, with the exception of Apollo, competes on the basis of quality, delivery and price in markets where there are substantial numbers of competitors offering similar products and services, and many of these competitors are larger than GC's ALJ Division. Apollo competes in a world wide market where the Company believes there is only one U.S. competitor and one Japanese competitor. Therefore, Apollo anticipates that, by producing recording master discs of a quality equal to or better than its competition, it will be able to continue to capture a reasonable part of the market. There is no assurance, however, that, even with an acceptable product, any of the potential customers will make significant purchases from Apollo.



     Employees

         At June 30, 1996, GC had 85 employees. The Company believes its relations with its employees, none of whom is currently represented by any labor union, are good. From time to time, GC may experience a shortage of suitably trained applicants. GC maintains health, disability and life insurance programs for full-time employees. During 1996, GC paid a discretionary Christmas holiday bonus of approximately $15,400.


     Item 2.  Properties

         As of June 30, 1996, GC leases two separate manufacturing
     facilities.    The two leases aggregate approximately 75,864 square
     feet, under leases that expire at various times.

         The Company believes its current facilities are adequate and suitable for the operations and anticipated sales growth for the foreseeable future. One of the facilities is leased from a related party; see "Item 13--Certain Relationships and Related Transactions." The leases are subject to rental escalation provisions. Management believes that, as leases expire, GC will be able to negotiate satisfactory leases with the present lessors or relocate to satisfactory alternative facilities.

     Item 3.  Legal Proceedings

         As of June 30, 1996, there is no litigation of which the company is aware.
         With the exception of the potential litigation on claims explained below, the Company does not know of any litigation likely to be asserted directly against the Company which would not be insured or which, if decided adversely to the Company, would, in the opinion of management, materially affect the financial condition of the Company.






     Bankruptcy Filing and Discharge from Chapter 11

         On March 26, 1990, Registrant and its Subsidiaries each filed for protection as Debtor-in-Possession under Chapter 11 of the
     Federal Bankruptcy Code.   On April 23, 1991, the Second Amended
     Plan of Reorganization was approved by the court. As a result of the settlement with unsecured creditors, the company is required to make certain payments to these creditors over a period of seven
     years at no interest.   Due to the severe cash shortage of the
     company, no substantial payments
     were made to creditors during 1996. Although the company is in default with substantially all of the creditors, the company is working with certain of the creditors who have requested payment. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. The creditors remedy would be to sue the company for payment.


     EPA Claim for OII Superfund Site Cleanup

         The Company settled a claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated by the company's former Raytee division. The company made the first payment of $20,000 in August 1996. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.

         As of June 30, 1996, the company has established a reserve of
     $328,910.   Which management believes is sufficient to cover both
     the current settlement of $100,000 and the final remediation settlement at sometime in the future.

         However, the EPA could present a claim for the final remediation, which is so excessive as to require the company to seek protection under Chapter 11 again.

         The company has tendered notification of the potential EPA claim to all of its insurance carriers from 1975 through 1995 and prior to the acquisition of the Raytee Company. As of September 22, 1996, substantially all of the insurance companies which have been contacted have rejected the potential liability, because of language in the insurance policy.


                             PART II



     Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during 1996.


     Item 5.  Market for Registrant's Common Stock and Related
     Stockholder Matters


     Market Information

         The Company's stock is traded over-the-counter. The table below sets forth the bid and asked prices for the Company's common stock as reported by the company s market maker.


     Common Shares            1996      1995        1994


Bid                           $.625     ONLY ONE    ONLY ONE TRADE
Asked                         $.125     TRADE AT      AT $.06
                                         $.15

     The latest trade prior to June 30, 1996 was at $.15. As of September 23, 1996, the highest trade was reported to be at $.375.



     Holders

     The number of holders of record of the Company's common stock as of June 1996, was approximately 300.


     Dividend Policy

         GC has not paid cash dividends on its Common Stock since its incorporation and does not anticipate paying dividends on its Common
Stock
     in the foreseeable future.


Item 6.  Selected Financial Data

         The following financial data has been derived from the consolidated financial statements of the registrant. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and notes thereto, management's discussion and analysis of results of operations and financial condition included elsewhere in this report on Form 10-K.



                       SELECTED FINANCIAL DATA



                                       Year ended June 30

                       1996        1995           1994           1993           1992
                       Unaudited   Unaudited      Unaudited      Unaudited      Unaudited
                                                                 Restated

  Statement of Operations Data

Net Sales ..........   $ 5,277,155    $ 4,413,210    $ 4,862,604    $ 5,657,760    $ 6,927,603
Gross Profit .......     1,709,813      1,179,031      1,182,101      1,072,984      1,009,113
Selling and
  Administrative ...     1,368,180      1,198,231      1,298,021      1,395,032      1,906,585

Net Income
  (Loss) ...........       341,633        (19,200)        (7,822)      (249,983)    (1,319,185)

Net Income
  (Loss) per share .   $       .06    $      (.00)   $      (.00)   $      (.04)   $      (.19)

Weighted average
  shares outstanding     5,748,499      5,748,499      7,178,355      7,131,699      7,048,499

  Balance Sheet Data

Working Capital ....   $  (724,870)   $  (944,289)   $  (414,912)   $  (970,415)   $  (667,698)
Total Assets .......     1,780,049      1,822,598      1,707,989      2,030,561      2,388,370
Long Term Debt .....   $   186,494    $  (273,240)       402,723        438,958        608,402

  Net Stockholders'
  Equity (Deficit) .   $  (495,202)   $  (836,835)   $  (817,635)   $  (759,813)   $  (507,233)


Item 7.  Management's Discussion and Analysis of Financial Condition and
Results
         of Operations

Liquidity, Capital Resources, and Bank Loan Agreement

Bank Loan Agreement

          During 1996, the company's term loan was paid down by a total of $197,283 to $171,498 at June 30, 1996. The term loan is based on eligible receivables with fixed payments of $16,000/month and at interest rate of 2-1/2% over the bank's prime rate. On September 1, 1996 the amount outstanding on this term loan was approximately $139,000. The Company has been notified that the bank has renewed the loan with the same terms until January 1, 1997.

          The Company expects the bank to continue to renew the loan in January. However, if a new agreement cannot be made with the bank, or alternative sources cannot be found at that time, the company could be forced to use its cash to pay off the balance of the loan at that time. The balance at January 1, 1997 is anticipated to be approximately $75,000.

Liquidity and Capital Resources

          As of June 30, 1996, the Company had cash balances of approximately $176,055. Management believes that this balance and the cash flow from operations are sufficient to adequately fund ongoing operations, providing a new loan arrangements can continue to be made with the bank. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future.

Capital Equipment Requirements and Equipment Leases

          The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 1995 and 1996, the company has been able to arrange satisfactory equipment and automobile leases or purchase contracts.

          The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1997. Because of the Company's negative net worth and lack of working capital, it may not be possible to lease or purchase some or all of such equipment on terms satisfactory to the Company. If sufficient capital equipment is not available, the Company could be materially adversely affected. In addition, a continued shortage of capital resources could materially adversely affect the ability of the Company to make needed improvements and reduce profit levels.


Results of Operations

          During 1996, the company s efforts in establishing a network of commissioned sales representatives, both in California and outside California was completed. The company believes the 20% increase in revenues in 1996 is due in part to the fruition of expanding the sales base and in part to the improving economy. This trend appears to be continuing with the backlog at ALJ remaining relatively consistent.


    The following table sets forth a percentage comparison of the Company's consolidated statements of operations.

     Percentage of Sales
      Years Ended June 30,
                                       1996    1995     1994
Net Sales .........................    100%    100%     100%
 Cost of sales ....................     68      73       76
  Selling and
    Administrative Expenses .......     24      27       27
  Interest Expense (net of
    interest income) ..............      1       1        1

  Income (loss) before
  income taxes discontinued
  operations and extraordinary item      1      (1)      (2)

  Net Income (Loss) ...............      6      (0)      (0)


Comparison of fiscal year ended June 30, 1996 and June 30, 1995

          The Company's sales increased by $863,945 or 20% in 1996 over the prior year due to the improving economy and the company s efforts to diversify its sales outside California. The company earned a profit of $341,633 in 1996 as compared to a loss of $19,200 in 1995. Cost of sales decreased from 73% in 1995 to 68% in 1996 reflecting improved productivity and lower cost. Because of the company s net operating loss carry forward no Federal or State Income Tax (other than the State minimum of $800) was due in 1996. In 1997, the company anticipates that no Federal Tax will be due, but the company will have California Income Tax due.

Comparison of fiscal year ended June 30, 1995 and June 30, 1994

          The Company's sales decreased by $449,394 in 1996 over the prior year due to California's poor economy. However, the backlog increased by $799,548 reflecting an up turn in the economy. Cost of sales continued to decrease from 76% to 73% reflecting continued efforts to reduce costs. Net loss increased slightly over the previous year due to lower sales volume and an increase in the EPA reserve.


          Comparison of fiscal year ended June 30, 1994 and June 30, 1993

          The company's sales decreased $795,156 in 1994 over the prior year due to the recession in California. The backlog decreased from $1,151,269 at June 30, 1993 to $606,229 at June 30, 1994, reflecting this softness. Apollo sales, however, decreased only $54,560 over the prior year with the balance of approximately $750,000 occurring at ALJ. Cost of sales continued to decrease from 81% to 76% reflecting continuing efforts to reduce costs. The net loss decreased from $249,983 in 1993 to $7,822 in 1994. Due to continued efforts in company safety and through a successful appeal to the Workers Compensation Rating Bureau, the company's W/C premiums have also decreased substantially.



Item 8.  Financial Statements and Supplementary Data

Index to Unaudited Financial Statements                            Page No.

    Financial Statements
    Consolidated Balance Sheets at
    June 30, 1996 and June 30, 1995                                        19

    Consolidated Statements of Operations for
    Each of the Three Fiscal Years: June 30, 1996, 1995, and 1994          20

    Consolidated Statements of Stockholders' Equity
    for Each of the Three Fiscal Years: June 30, 1996, 1995, and 1994      21

    Consolidated Statements of Cash Flows
    for Each of the Three Fiscal Years: June 30, 1996, 1995, and 1994      22

    Notes to Consolidated Financial Statements                             24

    Financial Statement Schedules
    for Each of the Three Fiscal Years: June 30, 1996, 1995, and 1994

    V.   Property, Plant and Equipment                                     31

    VI.  Accumulated Depreciation, Depletion and Amortization
         of Property, Plant and Equipment                                  32

    VIII.     Valuation and Qualifying Accounts and Reserves33

    IX.  Short-Term Borrowings                                             34

    X.   Supplementary Income Statement Information                        35



    Financial statement schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

    The Company's statements submitted in this form 10-K are unaudited because of the necessity to conserve the cash needed for continuing operations.





                                 PART III

Item 10.  Directors and Executive Officers

    The directors and executive officers of GC, their ages and positions with the Company are set forth below:
                                            Served as
Name   Age         Position   Director Since

F.Willard Griffith II    64   Chairman, CEO, CFO,
                              Secretary,and Assistant Treasurer            1975

Richard R. Carlson       67   President, Chief Operating Officer,
                              Treasurer, Assistant Secretary; Director     1975

Carol J. Carlson         64   Director                                     1987

Carol Q. Griffith        62   Director                                     1987


H. J. Jackson            60   Vice President and General Manager,       Officer
                              Apollo Masters Division.                    Since
                                                                          1989

Michael Shoemaker        55   Vice President and General Manager,
                              A. L. Johnson Division.                      1979

     F. Willard Griffith II co-founded GC in March 1975 and has been Chairman and Chief Executive Officer since that date and has been Secretary and Assistant Treasurer of the Corporation since 1981. Mr. Griffith was a founder and Executive Vice President of American Regitel Corporation, which was sold to General Instrument Corporation in 1974. Mr. Griffith is also a founder and Past Chairman of The Electronics Association of California. Mr. Griffith is a graduate of Purdue University with a BS degree in Electrical Engineering.

     Richard R. Carlson co-founded GC in March 1975 and has been President, Chief Operating Officer and a director of GC since that date and has been Treasurer and Assistant Secretary since 1981. Prior to founding GC, Mr. Carlson was President and a Director of A. L. Johnson Co., Inc., a wholly owned subsidiary of Consyne Corporation. Mr. Carlson is a graduate of the University of Minnesota with a BS and MS in Industrial Engineering.

     Carol Griffith is the spouse of F. Willard Griffith II, and from March 1975 to July 1981, Mrs. Griffith was Vice President, Secretary of the Corporation and a Director. Mrs. Griffith was re-elected a Director in November 1987.

     Carol Carlson is the spouse of Richard Carlson, and from March 1975 to July 1981, Mrs. Carlson was Vice President, Treasurer of the Corporation and a Director. Mrs. Carlson was re-elected a Director in November 1987.

     H.J. Jackson joined GC as Vice President of Corporate Marketing in March 1989 and was appointed to the position of Vice President and General Manager of Apollo in January 1991. Prior to joining GC, Mr. Jackson was Vice President of Marketing of Capitol Magnetics, a division of Capitol Records, EMI, since 1976 and Senior Vice President from 1984 to 1988.

     Michael Shoemaker joined GC in 1975 as an employee of ALJ, where he had been employed since 1960. Since July 1995, Mr. Shoemaker has been Vice President and General Manager of ALJ, Camarillo. Since 1979, Mr. Shoemaker had been Vice President and General Manager of the ALJ North division.





Item 11.  Executive Compensation


Executive Compensation

     The remuneration of each of the five most highly compensated executive officers and directors of GC whose cash and cash-equivalent remuneration exceeded $100,000 and of all directors and officers of GC as a group for services in all capacities to GC during the fiscal year ended June 30, 1996, was as follows:


                         SUMMARY COMPENSATION TABLE


                          Annual Compensation          Long-Term  Compensation
                                Accrual                Awards      Payouts


                                                            Other
                                                            Accrued
                                                            Annual   Restricted                All other
Name & Principal                                            Compen-  Stock    Options   LTIP   Compen-
Position                         Year    Salary  Bonus      sation   Awards(s)SARs      Payoutssation
                                          ($)                 ($)    ($)      ($)       ($)      ($)
                                 Paid                (1)       (2)

F.Willard Griffith II ........   1996   204,488   -0-       28,979   -0-      -0-       -0-   -0-
   Chairman & CEO ............   1995   198,075   -0-       11,805   -0-      -0-       -0-   -0-
                                 1994   195,796   -0-       10,000   -0-      -0-       -0-

 Richard R. Carlson ..........   1996   204,488   -0-       28,979   -0-      -0-       -0-   -0-
   President & COO ...........   1995   198,075   -0-       11,805   -0-      -0-       -0-   -0-
                                 1994   195,796   -0-       10,000   -0-      -0-       -0-   -0-


 H.J. Jackson ................   1996    72,240   -0-       -0-      -0-      -0-       -0-   -0-
  Vice President & General Mgr   1995   104,180   -0-       -0-      -0-      -0-       -0-   -0-
    Apollo Division ..........   1994   185,170   -0-       -0-      -0-      6,000     -0-   -0-
                                          (3)


Michael Shoemaker
  Vice President .............   1996    96,843   -0-       -0-      -0-      $12,000   -0-   -0-
 & General Mgr                            (4)
    ALJ Division





     (1) No cash bonuses were paid for 1996, as shown, except for a Christmas bonus paid to all employees. Officers of the corporation receive standard benefits of medicaland other group insurance available to at least 80% of all other employees. Executives and salesmen of the Company also receive the use of a Company automobile and reimburse the Company for personal or commuting use. Accruals are a result of contractual obligations and a voluntary salary deferral of certain executive's pay for cash flow purposes. The Company intends to repay these deferrals whenever cash flow permits.

     (2) Other annual compensation includes contractual amounts and accrued salary not paid.



     (3) In July, 1995, Mr. Jackson, at his request, reduced the amount of time spent at the company s Apollo Division with a commensurate reduction in salary. Mr. Jackson, who had previously also been General Manager of ALJ, Camarillo relinquished that position to Mr. Shoemaker.

     (4) In July, 1995, Michael Shoemaker became Vice President and General Manager of the company s ALJ Division and his salary was increased to $100,000/ annually. In addition, the company paid Mr. Shoemaker s moving expenses. Mr. Shoemaker also received an option to purchase an additional 80,000 shares of GCI Common Stock @ $.15/ share.

     The company has not included in the table above the value of incidental personal perquisites furnished by the company to its executive officers, since such incidental personal value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonuses reported for the named executive officers in the table above.

Directors' Compensation

     Directors of the company do not receive any compensation for performing their duties as a director.

Employee Cash Bonus

     The company paid a nominal Christmas bonus to all employees in 1996 totalling approximately $15,400 and may pay a Christmas bonus in 1997, in addition to the company s contribution to the 1996 401K Plan.

Employment Contracts

     Pursuant to their employment contracts, expiring in 2006, Mr. Griffith and Mr. Carlson are each entitled to receive a base salary ($3,971.84/week)
increased by a cost-of-living adjustment each year, plus an incentive performance bonus equal to five percent of the Company's consolidated pretax, pre-bonus profit as defined in employment contracts. In addition, Messrs. Griffith and Carlson are entitled to a fixed payment of $10,000 per year. In the past five years (1992-1996) this payment or bonuses were accrued but not paid. The contracts have an acceleration provision in the event of early termination. The employment contracts also provide for salary continuation in the event of disability and under a Death Benefit Agreement, in the event of death of the employee, the Company is obligated to pay to the employee's designated beneficiary a death benefit of approximately $14,135.46 per month, increased by an annual cost-of-living adjustment factor until the death of that beneficiary or July 1, 2006, whichever is later. The Company owns and is the beneficiary of a key man life insurance policy in the face amount of $1,000,000 each on the lives of Messrs. Griffith and Carlson. The Company believes that the key man life insurance would provide sufficient funds to the Company for payments of the death benefit and for other corporate purposes in locating and training a replacement for the deceased. The company has had no retirement or deferred compensation plan until April 1996 (see 401K Plan).


1988 Stock Option Plan

     In September 1988, GC adopted the 1988 Stock Option Plan pursuant to which GC may grant Incentive Stock Options (ISO), Non Qualified Stock Options (NQSO), and Stock Appreciation Rights (SAR) to purchase up to 1,700,000 shares of the Company's stock. The purchase price of common stock upon exercise of options granted under the Plan may not be less than the fair market value of the common stock at the date of grant as determined by the Board of Directors. In 1979, GC adopted a Non-Qualified Stock Option Plan and with the adoption of the 1988 Plan, all 1979 options were integrated into the 1988 Plan. In April 1994, the Board of Directors amended all outstanding options to provide for an exercise price of $.06, which was the price of the latest purchase of shares and also amended the expiration date of all options to be April 4, 1999.

     In 1996, only one option was granted. Options to purchase a total of 1,300,000 shares of GC's common stock have been granted.


1988 Stock Option Plan (con't)


     The following chart sets forth all of the options held as of June 30, 1996, by each of the officers or directors of GC and by all option holders as a group. All options are currently exercisable.


                                           Options Held
                                       As of June 30, 1996

                                                             Value of
                                                 Average    Unexercised
                                                 Per Share  In-the-Money
                                        No. of   Exercise   Options at
                                        Shares    Price     June 30, 1996
F. W. Griffith II                      500,000   $.06       $45,000
Richard R. Carlson                     500,000   $.06        45,000
H. J. Jackson                          130,000   $.06        11,700
Michael Shoemaker                       50,000   $.06         4,500
                                        80,000   $.15       $  -0-
                                        ------
All officers and directors           1,260,000

Total options outstanding            1,300,000   $.064


     No options were exercised in 1996. Value of unexercised option is based on the latest trade before June 30, 1996 at $.15/ share.

     By virtue of holding such options, the above described persons possess the opportunity to profit from a rise in the share market price, and the exercise of such options would dilute the interests of shareholders. The Company will obtain additional equity capital upon exercise of such options, but it is possible that the terms of such options will not be as favorable as those which could then be obtained by the Company from other sources of capital.

     The Board of Directors, the current administrators of the 1988 Stock Option Plan, in its discretion, determines which employee is eligible to receive options, the amount of shares, and the terms on which the option is granted. The primary criteria used by the Board in determining the size of the option is the importance to the Company of the skills of the employee receiving the issuance.

     The Board of Directors may not issue any options to any member of the Board
without   engaging  an  impartial   outside   Committee   who   determines   the
appropriateness of the issuance.

1996 401K Retirement Plan

     In April 1996, the Company s Board of Directors authorized the adoption of the company s 1996 401K Retirement Plan to enable employees the opportunity to save for future retirement. The Board also authorized a company matching contribution of up to $100 on a $1 matching for each $4 contributed by the employee. The matching contribution is determined by the Board of Directors and may be changed at any time. At July 31, 1996, 38 employees are participating and the company s contribution as of July 31, 1996 has been $3,020.61.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding GC's Common Stock owned on August 31, 1996 (i) by each person or entity who is known by GC to own beneficially more than five percent of GC's Common Stock. (ii) by each of GC's directors and (iii) by all directors and officers of GC as a group:

                Name                                   Amount
 Title of      and Address                             and Nature of     Percent
  Class        of Beneficial                           Beneficial       of Class
               Owner                                   Ownership

Common       The Griffith Family Trust(1),(2),(4),(6)  1,466,119          25.50%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93010

Common       Carol Q. Griffith      (1),(6)               16,279            .28%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93010

Common       The Carlson Family Trust                  1,478,150          25.71%
             (1),(3),(4)
             c/o GC International, Inc.,
             4671 Calle Carga, Camarillo, CA 93010


All officers and directors as a group(1),(4),(5)       3,023,418          52.59%
  (6 persons)
____________


          (1) Excludes 97,694 shares currently in the possession of the Company held for former GC ESOP participants who have not been located or have not executed the appropriate distribution documents.

          (2) Includes 37,409 shares held for the Griffith children and a grandchild.

          (3) Includes 33,200 shares held by Trusts for the Carlson children and grandchildren.

          (4) Excludes presently exercisable options for 500,000 shares each held by Messrs. Griffith and Carlson.

          (5) Excludes presently exercisable options for 300,000 shares held by officers and key managers.

          (6) Excludes shares beneficially owned by spouse disclosed elsewhere herein.


          Messrs Carlson and Griffith, together with their spouses and families, control 2,960,548 shares (52.59%).


Item 13.  Certain Relationships and Related Transactions

Certain Transactions


          A building is leased from CJ Squared LLC, a limited liability company formed by F. Willard Griffith II, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $12,522 per month under a lease expiring December 31, 1999. The lease contains an annual C.P.I. increase.

          Mr. Griffith and Mr. Carlson are parties to employment contracts. See "Item Executive Compensation--Employment Contracts."




                                      Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          1(a). Financial statements listed in Item 8 above are incorporated herein by reference.

          (b). Financial statement schedules listed in Item 8 above are incorporated herein by reference.

          2. Reports on Form 8-K. Reference Exhibits, Material Contracts 10.29, 10.30, 10.31 10.32 and 10.33 and F, G, H below.

3.  Exhibits

    Index to Exhibits (14c)

             DESCRIPTION                                         REFERENCE

3.1 Articles of Incorporation                                              A
3.1.1   Restated Articles of Incorporation                            Page 45

3.2 By-Laws    A

10. Material Contracts                                                     A

  10.1     1988 Stock Option Plan                                          A
  10.2     GCI ESOP Plan and Amendment                                     A
  10.2.1   ESOP Trust Agreement with Imperial Trust                        A
  10.2.2   IRS Determination Letter                                        A
  10.3     Employment Contract with F. Willard Griffith II                 A
  10.4     Employment Contract with Richard R. Carlson                     A
  10.5     Promissory Note from F. Willard Griffith II                     A
  10.6     Promissory Note from Richard R. Carlson                         A
  10.7.1   Building Lease 1255 Birchwood Drive, Sunnyvale, Ca.
           and Amendments                                                  A
  10.7.2   Building Lease 101 N. Lincoln, Banning, Ca. and Amendments      A
  10.7.3   Building Lease 901 Magnolia, Monrovia, Ca. and Amendments       A
  10.7.4   Building Lease 907 Magnolia, Monrovia, Ca. and Amendments       A
  10.7.5   Building Lease 12833 Simms Avenue, Hawthorne, Ca.
    and Amendments                                                         A
  10.7.6   Building Lease 320 W. Duarte, Monrovia, Ca. and Amendment       A
  10.8     Letter of Intent with Everest and Jennings
    International, Inc. for purchase of Aero Alloys Division               A
  10.9     Purchase Agreement with Capitol Magnetics
    Division of EMI International                                          A
  10.10    Lease Agreement with McDonnell Douglas Finance Corp.            A
  10.11    Lease Agreement with Sovran Leasing                             A
  10.12    Bank Loan Agreement and Amendments with Bank of California      A
  10.13    Form of Directors Indemnification Agreement                     A
  10.14    Employee Bonus Plan                                             A
  10.15    MDFC Lease Agreement                                            B
  10.      Material Contracts (con't)                                      A

    DESCRIPTION                                                       REFERENCE


  10.16    Building Lease, Duarte Lease Extension                          B
  10.17    Building Sublease, Aero Alloys                                  B
  10.18    Comerica Loan Agreements                                        B
  10.19    Building Sublease Ventura                                       A
  10.20    Comerica Loan Agreement                                         A
  10.21    Comerica Loan Agreement Modification                            A
  10.22    Bankruptcy Filing GC International                              C
  10.23    Bankruptcy Filing Apollo Masters Corp.                          C
  10.24    Bankruptcy Filing GCI/Aero, Inc.                                C
  10.25    Letter Agreement with Annandale Securities                      D
  10.26    Not Used
  10.27    Not Used
  10.28    Debtors Joint Plan of Reorganization for GC International, Inc.
    LA 90-07128LF                                                          E
  10.29    Debtors Joint Seconded Amended Plan of Reorganization for
    GC International, Inc. LA 90-07128LF                                   F
  10.30    Order of Court Confirming Discharge and Approval of the
    Second Amended Joint Plan of Reorganization                            F
  10.31    Lease Agreement for 12946 Park Street, Santa Fe Springs,
    California                                                             G
  10.32    Lease Agreement for 4671 Calle Carga, Camarillo, CaliforniaH
  10.33    Lease Agreement extension for 4671 Calle Carga, Camarillo, Ca   I

22. Subsidiaries of the Registrant                            NONE

Index to Exhibits Reference Legend

  A Incorporated by reference to the Company's Registration Statement on Form
10
    filed October 19, 1988.
  B Incorporated by reference to the Company's Form 8-K filed on or about
     January 6, 1989.
  C Incorporated by reference to the Company's Form 8-K filed on or about
     April 5, 1990.
  D Incorporated by reference to the Company's Form 8-K filed on or about January 2, 1990
  E Incorporated by reference to the Company's Form 8-K filed on or about November 9, 1990
  F Incorporated by reference to the Company's Form 8-K filed on or about April 30, 1991
  G Incorporated by reference to the Company's Form 8-K filed on or about July 17, 1991
  H Incorporated by reference to the Company's Form 8-K filed on or about September 9, 1991

  I Incorporated by reference to be company s Form 10K filed on or about
           September 20, 1996


                              GC INTERNATIONAL, INC.



                               FINANCIAL STATEMENTS





          The financial statements included on Pages 19 through 34 are unaudited and subject to audit at a later date.



                      GC INTERNATIONAL, INC. AND DIVISIONS

                            Consolidated Balance Sheets
                              June 30, 1996 and 1995
                                    (Unaudited)
                                                                       1996         1995
             Assets
Current assets:
      Cash ...................................................   $   176,055    $   118,385
      Accounts receivable, less allowance
      for doubtful accounts of
      $6,361 and $8,129 ......................................       648,435        771,089
      Inventories ............................................       539,397        543,380
      Prepaid expenses .......................................           -0-          9,050
                                                                          -           -----

             Total current assets ............................     1,363,887      1,441,904

Property and equipment, net ..................................       362,405        321,384
Deposits & Deferred Expenses .................................        53,757         59,310
                                                                      ------         ------

                                                                 $ 1,780,049    $ 1,822,598
                                                                 ===========    ===========


             Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Short-term bank borrowings ................................$       171,499    $   374,035
  Current maturities of long-term debt .......................        21,022         59,938

  Accounts payable ...........................................       153,726        445,357
      Accrued liabilities:
         Payroll .............................................       154,475        170,261
        Customer Deposits ....................................        64,706         55,104
        Commissions ..........................................        12,883          5,858
        Vacation pay .........................................       261,248        235,177
        Employee accruals ....................................       240,613        179,043
        Other ................................................     1,008,586        861,421
                                                                   ---------        -------

             Total current liabilities .......................     2,088,758      2,386,194
                                                                   ---------      ---------

      Long-term debt, less current maturities ................        58,069         30,181
      Other long-term debt ...................................       128,424        243,058
      Stockholders' equity (deficit):

Common stock, without par value. Authorized
30,000,000 shares; issued and outstanding
5,748,499 shares .............................................     1,791,590      1,791,590
      Accumulated deficit ....................................    (2,286,792)    (2,286,792)
                                                                  ----------     ----------
 Net stockholders' equity (deficit) ..........................      (495,202)      (836,835)
                                                                    --------       --------
 See Commitments (notes 1, 6, 7, 9 and 10)

                                                                $  1,780,049    $ 1,822,598
                                                                ============    ===========

See accompanying notes to consolidated financial statements.


                       GC INTERNATIONAL, INC. AND DIVISIONS

                       Consolidated Statements of Operations
                     Years ended June 30, 1996, 1995 and 1993
                                    (Unaudited)

                                             1996           1995           1994
Net sales ...........................   $ 5,277,155    $ 4,413,210    $ 4,862,604
Cost of sales .......................     3,367,342      3,234,179      3,680,503
             Gross profit ...........     1,709,813      1,179,031      1,182,101

Operating expenses:
      Selling expenses ..............       166,640        284,745        193,057
      Administrative expenses .......     1,042,499        921,422      1,104,963

      Operating Profit (loss) .......       500,674        (27,136)      (115,919)


Other income (expense), net .........       (72,560)       133,011        262,052

Interest expense, net of
     interest income ................        32,883         66,580         71,273
        Profit (loss) from
          continuing operations
          before income taxes,
          discontinued operations
          and extraordinary item ....       395,231         39,295         74,860

Income tax expense ..................           726           (233)         2,002
        Profit (loss) before
          discontinued operations
          and extraordinary item ....       394,505         39,528         72,858

Discontinued operations:

        Loss from operations of
          discontinued division .....          -0-           3,185           -0-

Extraordinary item - income (expense)
  arising from changes in net present
  value of creditors notes net
  of settlement .....................       (52,872)       (55,543)       (80,680)

  Net income (loss) .................   $   341,633     $  (19,200)       $ 7,822)
Weighted average number of  common
  and common equivalent shares ......     5,748,499      5,748,499      7,178,355

Income (loss) per common and common
equivalent share:
  (Loss) before extraordinary item
     and discontinued operations ....  $       .07     $       .01     $     (.01)
  Discontinued operation ............          .00             .00            -0-
  Extraordinary item ................         (.01)           (.01)           -0-

           Net income (loss) ........  $       .06     $      (.00)         $(.01)

           Primary EPS ..............   $      .05     $       N/A       $    N/A


See accompanying notes to consolidated financial statements.



                                  GC INTERNATIONAL, INC. AND DIVISIONS

                             Consolidated Statements of Stockholders' Equity
                            For the Years Ended June 30, 1996, 1995 and 1994
                                               (Unaudited)


                                                       Preferred Stock          Preferred Stock
                                                       Series A                 Series B                 Retained
                              Common Stock             $1.00 Par                $.25 Par                 earnings
                               Number        Dollar    Number         Dollar    Number         Dollar   (accumulated
                              of Shares      Value     of Shares      Value     of Shares      Value    (deficit)            Total

Balance, June 30, 1993 .....  5,748,499  $ 1,791,590    583,200    $   110,000     800,000    $    88,000   $(2,749.403) $ (759,813)


Preferred Stock Dividend ...       --           --       46,556           --             --             --      ( 7,822)    ( 7,822)

Net Income .................       --           --         --             --             --             --            --         --

Retained Earnings Adjustment       --           --         --             --             --             --     ( 50,000)   ( 50,000)



Balance, June 30, 1994 .....  5,748,499  $ 1,791,590    629,856    $   110,000        800,000    $    88,000 $(2,807,225) $(817,635)


Retirement of
Prefered Stock (1) .........       --           --     (629,856)      (110,000)      (800,000)       (88,000)    198,000         -0-

Net Income .................       --           --         --             --             --             --     (  19,200)   (19,200)



Balance, June 30, 1995 .....  5,748,499  $ 1,791,590       -0-            -0-           -0-            -0-   $(2,628,425) $(836,835)


Net Income .................       --           --            --             --         --             --       341,633      341,633



Balance, June 30, 1996 .....  5,748,499  $ 1,791,590      -0-            -0-           -0-            -0-    $(2,286,792) $(495,202)


(1) During 1995, the holder of all Class A and B Preferred Shares returned the Shares to the company at no charge.

See accompanying notes to financial statments.


                      GC INTERNATIONAL, INC. AND DIVISIONS

                      Consolidated Statements of Cash Flow
                    Years ended June 30, 1996, 1995 and 1993
                                               (Unaudited)

Cash flows from operating activities:                   1996         1995          1994
Profit before extraordinary item
                                                    $ 394,505    $  39,528      $  72,723

Reclassification and adjustments to
  trade credit debt due to reorganization .......     (52,872)     (55,543)       (80,546)

Adjustments to cash from operations:
  Depreciation and amortization .................      71,567      (66,774)       128,824
  Changes in net assets and liabilities
     of discontinued operations .................         -0-      228,043            -0-

  Receivables (increase) decrease ...............     122,654      (25,587)       117,342
  Inventory (increase) decrease .................       3,984     (134,452)       (16,832)
  Accounts payable increase (decrease) ..........    (291,631)     171,910        (22,588)
  Accrued liabilities increase (decrease) .......     101,183      210,697       (180,794)
  Income taxes payable (decrease) ...............         -0-          -0-         (2,310)
  Prepaid expenses (increase) decrease ..........       9,050          240         (2,400)
  Other assets and deposits
  (increase) decrease ...........................       5,553       19,630         40,094

Total Adjustments
       Net cash provided by (used in)
          operating activities ..................     363,993      387,692         53,513

Cash flow from investing activities:
       Net (Addition) deletions
       to property, .............................    (112,589)     (46,044)       (38,096)
          plant and equipment

       Net cash provided (used) in ..............    (112,589)     (46,044)       (38,096)
          investing activities


Cash flow from financing activities:
  Net increase (decrease) short term
     borrowings .................................    (106,989)    (119,314)       (72,728)

  Payments on long term debt ....................     (86,745)    (129,483)       (36,234)
       Net cash provided from (used in) (193,734)    (248,797)    (108,962)
          financing activities


Net increase (decrease) in cash .................      57,670       92,851        (93,545)
Cash at beginning of period .....................     118,385       25,534        119,080

Cash at end of period ...........................   $ 176,055    $ 118,385      $  25,534









                      GC INTERNATIONAL, INC. AND DIVISIONS

                 Consolidated Statements of Cash Flow, continued



Supplemental disclosure of cash flow information:

          The Company made payments of $41,735, $72,873 and 72,966 for interest during the years ended June 30, 1996, 1995, and 1994, respectively. The Company was not required to pay any Federal or State taxes except for the State of California State Franchise Tax of $800 in the years ended June 30, 1996, 1995, and 1994.



See accompanying notes to consolidated financial statements.


                                GC INTERNATIONAL, INC. AND DIVISIONS
                             Notes to Consolidated Financial Statements
                                            (Unaudited)

(1)      Bankruptcy Reorganization and Discontinued Operations

          On March 26, 1990, GC International, Inc., and its two Subsidiaries ("Debtor") each filed for protection as Debtor-in-Possession under Chapter 11 of the Federal Bankruptcy Code. On April 23, 1991, the Second Amended Plan of Reorganization was approved.

          Due to the cash shortage of the company, only a few payments were made to creditors during 1996. Although the company is in default with substantially all of the creditors, the company is working with certain of the creditors who have requested payment. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. The creditors remedy would be to sue the company for payment. The current value of the prepetition creditor notes as of June 30, 1996 was calculated to be $679,617 with $551,173 due currently.


(2)      Summary of Significant Accounting Policies

Description of Business

          GC International, Inc. ("GC") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies. In 1988, GC established a subsidiary for the production of audio recording master discs.


Principles of Consolidation

          The consolidated financial statements include the accounts of GC International, Inc., and its wholly owned subsidiary, Apollo Masters Corporation. Apollo was merged into the company in July 1994. All significant intercompany transactions and balances have been eliminated in consolidation.


Inventories

          Inventories, consisting primarily of costs incurred on uncompleted contracts (work in process), are valued principally at the lower of average cost or market. In cases where losses are estimated on fixed-price contracts, the full provision for such losses is charged to current operations.


Property and Equipment

          Property and equipment are carried at cost. Depreciation is computed using the straight-line method. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.


                      GC INTERNATIONAL, INC. AND DIVISIONS

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Income Taxes

          Income taxes are provided (recovered) based upon income (loss) reported for financial statement purposes. Deferred income taxes are provided for timing differences principally in the recognition of depreciation expense and California franchise tax for financial reporting and tax purposes. Deferred taxes were eliminated in 1994, 1995 and 1996 as a result of the operating losses incurred.


Earnings (Loss) Per Common Share

          Earnings (loss) per common and common equivalent share are based upon the weighted average shares outstanding during each period, adjusted for stock options which are considered common stock equivalents, when dilutive. Primary EPS was calculated using the Treasury Stock method. The market value used is based on the most recent trade as of June 30, 1996 at $.15/share. Since all options were outstanding for 1996, Primary EPS equal Fully Diluted EPS. Calculations of primary and fully diluted EPS began in 1996. Convertible Series A and Series B preferred shares, issued in fiscal 1991 in connection with reorganization were considered common stock equivalents. In 1995, all Preferred Shares and accrued dividends paid in kind were cancelled by the stockholder.


Reclassifications

          Certain prior years balances have been reclassified to conform with the current year's presentation.


Related Party Transactions

          A building was leased in 1994 from CCG Properties, a partnership formed by F. Willard Griffith II, and Richard R. Carlson, who are officers and director/stockholders of the Company, and the estate of a former Vice President of the Company, for $5,468.92 per month under a month-to-month lease. The building was vacated in July 1994.

          A building is leased from CJ Squared LLC, a Limited Liability Company, formed by F. Willard Griffith II, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $12,522 per month under a lease expiring December 31, 1999. The lease contains an annual C.P.I. increase.


(3)      Inventories



Inventories at June 30, 1996 and 1995 consisted of:

                                   1996         1995
              Raw materials      $ 66,830     $ 66,872
              Work in process     472,367      476,508
                                 $539,397     $543,380



                      GC INTERNATIONAL, INC. AND DIVISIONS

                   Notes to Consolidated Financial Statements
                             (Unaudited) - continued



(4)      Property and Equipment

Property and equipment at June 30, 1996 and 1995 consisted of:

                              1996           1995           useful lives
Machinery and equipment       $ 753,703      $ 756,608      5 to 15 years
Automobiles and trucks          152,533        106,301      3 to 15
years
Office equipment                 71,530         70,716      3 to 15 years
Leasehold improvements          166,347        144,984      Life of
                                                            lease or
Idle Assets                     121,652         89,568      asset, whichever
Construction in progress         15,000            -0-      Is shorter


                              1,280,765      1,168,177
Less accumulated
depreciation and
amortization                   (918,360)     ( 846,793)

                              $ 362,405      $ 321,384

(5)      Income Taxes


         The Company files consolidated Federal and combined state tax returns with its subsidiaries.

          As of June 30, 1996, the Company estimates that it has available for Federal income tax purposes approximately $2,628,425 of net operating loss carry forward ( NOL ) which will expire in various periods from 2004 to 2007 and approximately $198,038 of investment tax credit carry forwards which expires in the year 2000. The company also estimates it has utilized all or substantially all of the NOL for the State of California and will have to pay California Income Tax in 1997.


                      GC INTERNATIONAL, INC. AND DIVISIONS

                   Notes to Consolidated Financial Statements
                             (Unaudited) - continued

(6)      Debt Obligations

              Short Term Bank Borrowings ...........................     1996      1995
The company has a short term loan which has been renewed until
January 1, 1997. The note is amortized at the rate of $16,000/month at an interest rate of 2-1/2% above the banks prime rate. The note is secured by receivables, inventory and other assets. At June 30,
1996, the interest rate was 10.25%. The bank also charges a
commitment fee of 1/2% each renal

                                                                       $171,499   $374,035

         Total short term bank borrowing ...........................   $171,499   $374,035

Long-term debt at June 30, 1996 and 1995 consisted of:
                                                                           1996       1995

Equipment purchase, 60 month note from
a supplier at an interest rate of 10% ..............................   $ 23,031   $ 31,724
and monthly payments of $956 until 9/1/99

Equipment purchase 48 month lease from a
supplier at an interest rate of 9.66% and ..........................      7,150      9,392
monthly payments of $254.34 until February
                                                                                      1999

Automobile purchase, 60 months from GMAC
          at an interest rate oF 15.45% and a monthly ..............     41,232        -0-
payment of $990.67 until June 2001

Forklift purchase, 60 months from a supplier
at an interest rate of 12.27% and monthly ..........................      7,679        -0-
payments of $339.71 until September, 1998

Settlement note with the California State Board of Equalization regarding a disputed sales tax issue. The settlement in the amount of $101,541.80, called for payments of $1,250.00/month principal and interest starting, September 28, 1993 increasing to $4,447.00/month on February 15, 1995 with the last payment due March 1996. The interest rate is fixed at 11%. This note was paid in full in 1996

                                                                           -0-      49,003
                                                                       ________   ________

         Total long-term debt ......................................     79,092     90,119

         Less current maturities ...................................     21,023     59,938

                                                                       $ 58,069   $ 30,181

  Current maturities of long-term debt in each of the next three years are as follows:
1997   $23,653
1998   $14,074
1999   $ 9,392

                      GC INTERNATIONAL, INC. AND DIVISIONS

                   Notes to Consolidated Financial Statements
                             (Unaudited) - continued


(7) Leases

          Leases of Company facilities are classified as operating leases and expire in various years through 2016. Of the two building leases at June 30, 1996, one was with related parties. With the exception of the lease described below, leases generally require the Company to pay most costs, such as property taxes, maintenance and insurance.

          In 1991, the Company signed a 10-year lease with a non-related party for a 45,864 sq. ft. building. The lease was renegotiated in May 1996 and extended to expire on Aug.31, 2016 with extensions. The lease requires a 7% increase every 30 months. At September 1, 1996 the lease rate was $19,736 per month.

          The company leases an automobile on a 36 month lease, ending October 1998 for a payment of $506/month. The company may purchase the automobile at the end of the lease for $9,928.15.

          The following is a schedule of future minimum lease payments for those operating leases which have remaining terms in excess of one year:

     1997   $  393,173
     1998   $  393,173
     1999   $  394,140
     2000   $  403,679
2001-2007   $1,773,967
==== ====   ==========



  Rent expense charged to operations for the years ended June 30, 1996, 1995, and 1994 was approximately
$359,467,$357,133, and $435,000.



                      GC INTERNATIONAL, INC. AND DIVISIONS

                   Notes to Consolidated Financial Statements
                             (Unaudited) - continued

(8) Stock Plans

 9
Stock Option Plan

          The Company has a stock option plan which was adopted in September 1988 providing for the issuance of up to 1,700,000 shares of common stock to key employees. During 1995, options were granted. In 1994, the Board amended all outstanding options covering 1,100,000 shares and adjusted the exercise price to $.06 per share which is the purchase price of the only trade during 1994. The Plan provides that options be granted at exercise prices equal to market value on the date the option is granted. The options outstanding are all currently exercisable and expire in 1999. As of June 30, 1996, there were no stock options exercised and 1,300,000 options outstanding.


(9) Compensation Arrangements

          The Company has entered into employment contracts which expire in 2006 with two of its principal officers. The terms of each contract call for a base compensation and fixed payment totalling approximately $216,535 per annum plus an incentive bonus of 5% of the consolidated pretax profit of the Company. The fixed payment and bonus was accrued during 1996.

(10)   Contingencies - EPA Claim

EPA Claim for OII Superfund Site Cleanup

          The Company settled a claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated by the company's former Raytee division. The company made the first payment of $20,000 in August 1996. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.

          As of June 30, 1996, the company has established a reserve of $328,910. Which management believes is sufficient to cover both the current settlement of $100,000 and the final remediation settlement at sometime in the future.

          However, the EPA could present a claim for the final remediation, which is so excessive as to require the company to seek protection under Chapter 11 again.

          The company has tendered notification of the potential EPA claim to all of its known insurance carriers from 1975 through 1995 and prior to the acquisition of the Raytee Company. As of September 1996, substantially all of the insurance companies have rejected the potential liability because of language in the insurance policy.


                      GC INTERNATIONAL, INC. AND DIVISIONS

                   SCHEDULE V-- PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 1996, 1995 and 1994



                                                                              Transfer      Other
                                      Balance at                              From          Changes      Balance
                                      Beginning                               Construction  add          at End
     Description ............         of Period      Additions  Retirements   In Progress   Deduct)      Period

Year ended June 30, 1996
  Machinery and equipment ......   $   756,608   $    39,348    $      --      $    --     $ (42,253)    $    753,703
  Office equipment .............        70,716         1,400           --           --          (586)          71,530
  Automobiles and trucks 106,301        46,232          --             --           --            --          152,533
  Leasehold improvements 144,984        10,608          --             --           --          10,755        166,347
  Construction in progress .....          --          15,000           --           --            --           15,000
  Idle Assets ..................        89,568          --             --           --          32,084        121,652
                                        ------                                                  ------        -------

                                   $ 1,168,177   $   112,588    $      --      $    --     $      --      $ 1,280,765
                                   ===========   ===========    =======        =====       =======        ===========

Year ended June 30, 1995 who

  Machinery and equipment ......   $ 1,095,827   $    33,686    $  (372,905)        --            --      $   756,608
  Office equipment .............        85,876        12,358        (27,518)        --            --           70,716
  Automobiles and trucks .......       109,236          --           (2,935)        --            --          106,301
  Leasehold improvements 234,780          --         (89,796)          --           --            --          144,984
  Idle Assets ..................       302,902          --         (213,334)        --            --           89,568
                                       -------                     --------                                    ------

                                   $ 1,828,621   $    46,044    $   706,488    $    --     $      --      $ 1,168,177
                                   ===========   ===========    ===========    =====       =======        ===========

Year ended June 30, 1994

  Machinery and equipment ......   $ 2,271,426   $      --      $ 1,175,599    $    --     $      --      $ 1,095,827
  Office equipment .............       100,670          --           14,794         --            --           85,876
  Automobiles and trucks .......       122,851          --           13,615         --            --          109,236
  Leasehold improvements .......       234,715            65           --           --            --          234,780
  Idle Assets ..................          --         302,902           --           --            --          302,902
                                                     -------                                                  -------

                                   $ 2,729,662   $   302,957    $ 1,204,008    $    --     $      --      $ 1,828,621
                                   ===========   ===========    ===========    =====       =======        ===========


                      GC INTERNATIONAL, INC. AND DIVISIONS

              SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                                  AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 1996, 1995 and 1994

                                           Additions
                                           Charged to                      Other
                            Balance at      Costs                          Changes        Balance
                            Beginning        and                           Add            at End
     Description            of Period     Expenses          Retirements   Deduct          of Period


Year ended June 30, 1996
  Machinery and equipment   $   452,653   $    64,943   $       -0-    $   (38,581)   $   479,015
  Office equipment ......        56,737         4,397           -0-           (586)        60,548
  Automobiles and trucks        104,967         1,334           -0-            -0-        106,301
  Leasehold improvements        144,984           893           -0-          7,083        152,960
  Idle Assets ...........        87,452           -0-           -0-         32,084        119,536


Year ended June 30, 1995    $   846,793   $    71,567   $       -0-    $       -0-    $   918,360

  Machinery and equipment   $   686,615   $    61,337   $  (295,299)   $      --      $   452,653
  Office equipment ......        80,126         3,884       (27,273)          --           56,737
  Automobiles and trucks        106,273         1,553        (2,859)          --          104,967
  Leasehold improvements        234,715           -0-        (89,731)          --          144,984
  Idle Assets ...........       281,098           -0-       (193,646)          --           87,452

                            $ 1,388,827   $    66,774   $   (608,808) $        --      $   846,793


Year ended June 30, 1994

  Machinery and equipment   $ 1,748,502   $      --     $ 1,061,886    $      --      $   686,616
  Office equipment ......       102,258          --          22,132           --           80,126
  Automobiles and trucks        111,512          --           5,239           --          106,273
  Leasehold improvements        223,865        10,850          --             --          234,715
  Idle Assets ...........          --         281,098          --             --          281,098

                            $ 2,186,137   $   291,948   $ 1,089,257    $      --      $ 1,388,828



                      GC INTERNATIONAL, INC. AND DIVISIONS

              SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND
                                    RESERVES
                For the Years Ended June 30, 1996, 1995 and 1994

                                                         Other
                                   Balance a      Charged to     Charged to     Charges
                                   Beginning      Costs and      Other          Add       Balance at
Year   Description                 of Year        Expenses       Accounts       (Deduct)  End of  Year

1996   Allowance for
       doubtful accounts         $   8,129   $   7,132      $ (8,900)      $    -         $6,361


1995   Allowance for
       doubtful accounts         $  28,579   $    -         $(20,450)      $    -         $8,129


1994  Allowance for
       doubtful accounts         $  67,335   $    -         $(38,756)      $    -         $28,579



                                  GC INTERNATIONAL, INC. AND DIVISIONS

                                   SCHEDULE IX--SHORT-TERM BORROWINGS
                             For the Years Ended June 30, 1996 1995 and 1994


                                                       Maximum    Average       Weighted
   Category                              Weighted      Amount     Amount        Average
   Aggregate               Balance      Average        OutstandingOutstanding   Interest
  Short-Term               at End of    Interest       During the During the     During the
  Borrowings               Period       Rate           Period     Period(1)     Period(2)


Year ended June 30, 1996    $171,499      10.50%       $368,781   $263,454      11.61%

   Amounts payable to:
   Banks for borrowings

Year ended June 30, 1995    $368,781      10.31%       $586,000   $451,732      10.15%
   Amounts payable to:
   Banks for borrowings

Year ended June 30, 1994:   $586,000       8.67        $679,000   $642,000       9.21%
   Amounts payable to:
   Banks for borrowings







__________________

  (1) The average amount of short-term borrowings is determined by using the average daily balances divided by 365.


  (2) The weighted average interest rate is computed by dividing total interest expense by the average short-term borrowings.
















                     GC INTERNATIONAL, INC. AND SUBSIDIARIES



                   SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT
                                  INFORMATION

                For the Years Ended June 30, 1996, 1995 and 1994


Item                           Charged to Costs and Expenses

                               1996           1995          1994
Repairs and Maintenance     $35,391         $44,973      $62,708



          Other items are not set forth inasmuch as each such item does not exceed 1% of total sales as shown in the accompanying consolidated statements of operations or is disclosed elsewhere in the accompanying consolidated financial statements.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GC International, Inc.
                                                   (Registrant)

Date: September  23, 1996          By: _________________________________
                                         F. Willard Griffith II
                                         Chairman and CEO



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September  23, 1996          By: _________________________________
                                        F. Willard Griffith II
                                        Principal Executive Officer
                                        and Principal Financial Officer



Date: September  23, 1996          By: _________________________________
                                       Richard R. Carlson
                                       Director and President



Date: September  23, 1996          By: _________________________________
                                      Carol Q. Griffith
                                      Director



Date: September  23, 1996          By: _________________________________
                                      Carol J. Carlson
                                       Director





                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GC International, Inc.
                                                   (Registrant)



Date: September  23, 1996                      By: F. Willard Griffith II
                                                   F. Willard Griffith II
                                                   Chairman and CEO



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September  23, 1996          By:  F. Willard Griffith II
                                        F. Willard Griffith II
                                        Principal Executive Officer
                                        and Principal Financial Officer



Date: September  23, 1996          By:  Richard R. Carlson
                                        Richard R. Carlson
                                        Director and President




Date: September  23, 1996          By:  Carol Q. Griffith
                                        Carol Q. Griffith
                                        Director



Date: September  23, 1996          By: Carol J. Carlson
                                       Carol J. Carlson
                                       Director





                          GC INTERNATIONAL, INC.
                              EXHIBIT 10.33

                            AMENDMENT TO LEASE


          This AMENDMENT TO LEASE (the "Amendment") is made and entered into as of the 25th day of April 1996 by and between CFN/ Camarillo Properties, LTD., a California limited partnership (the lessor ), and GC International, Inc., a California corporation (the "Lessee").

                                 RECITALS

          This Amendment is entered into on the basis of and with respect to the following facts, agreements and understandings:

          A. Lessor leased to Lessee the real property and improvements commonly known as 4671 Calle Carga, Camarillo, Ventura County, California, on the terms and conditions set forth in that certain Standard Industrial/Commercial Single-Tenant Lessee-Net dated as of August 21, 1991 and executed by Lessor and Lessee (the Lease ). A true and correct copy of the Lease is attached hereto as Exhibit A and incorporating herein by this reference.

          B. Lessor and Lessee have agreed to extend the term of the Lease and to make certain other modifications to the term of the Lease.

          NOW, THEREFORE, for good and valuable consideration, including the mutual covenants and agreements set forth herein, Lessor and Lessee hereby agree to amend and modify the lease as follows:

          1. Extension of Term. The term of the Lease shall be extended from August 31, 2001 to and including August 31, 2006.

          2. Adjustment to Base Rent. The Base Rent to be paid during the term of the Lease shall be as follows

          (a) For the period commencing on the date hereof and continuing through June 30, 1996, the monthly Base Rent shall be as provided in the Lease.

          (b) For the period commencing July 1, 1996 and continuing thereafter through February 28, 1999, the monthly Base Rent shall be Nineteen Thousand Seven Hundred Thirty-Five And 85/100 Dollars ($19,735.85), payable in semi-monthly installments of Nine Thousand Eight Hundred Sixty-Seven and 93/100 Dollars ($9,867.93) on the first day of each calendar month during said period and Nine Thousand Eight Hundred Sixty-Seven and 92/100 Dollars ($9,867.92) on the fifteenth day of each calendar month during said period;

          (c) For the period commencing March 1, 1999 and continuing thereafter through August 31, 2001, and the monthly Base Rent shall be Twenty-One Thousand One Hundred Seventeen and 36/100 Dollars ($21,117.36), payable in semi-monthly installments of Ten Thousand Five Hundred Fifty-Eight and 68/100 Dollars ($10,558.68) on the first day of each calendar month during said period and Ten Thousand Five Hundred Fifty- Eight and 68/100 Dollars ($10,558.68) on the fifteenth day of each calendar month during said period;

          (d) For the period commencing September 1, 2001 and continuing thereafter through February 28, 2004, the monthly Base Rent shall be Twenty-Two Thousand Five Hundred Ninety-Five and 57/100 Dollars ($22,595.57), payable in semi-monthly installments of Eleven Thousand Two Hundred Ninety-Seven and 79/100 Dollars ($11,297.79) on the first day of each calendar month during said period and Eleven Thousand Two Hundred Ninety-Seven and 78/100 Dollars ($11,297.78) on the fifteenth day of each calendar month during said period;

          (e) For the period commencing March 1, 2004 and continuing thereafter through June 30, 2006, the monthly Base Rent shall be Twenty-Four Thousand One Hundred Seventy-Seven and 26/100 Dollars ($24,177.26), payable in semi-monthly installments of Twelve Thousand Eighty-Eight and 63/100 Dollars($12,088.63) on the first day of each calendar month during said period and Twelve Thousand Eighty-Eight and 63/100 Dollars ($12,088.63) on the fifteenth day of each calendar month during said period;

          3. Option to Extend Lease Term. Paragraph 50 of the Lease is hereby demanded to provide that Lessee shall have a single option to extend the Lease Term for an additional five (5) year period. Such extended tenancy shall be on the terms and conditions of the Lease, as amended hereby. Paragraph 50.A(iv)II is hereby amended to provide that the MRV Adjustment Date shall be July 1, 2006. Notwithstanding any provision in Paragraph 50 to the contrary: (I) if the Base Rent for the extended tenancy as determined in accordance with Paragraph 50 shall be less than the Base Rent for the calendar month immediately preceding the commencement of such extended tenancy (the Minimum Base Rent ), the initial Base Rent for such extended tenancy shall be equal to the Minimum Base Rent; or (ii) if the Base Rent for the extended tenancy as determined in accordance with Paragraph 50 shall be greater than one hundred ten percent (110%) of the Base Rent for the calendar month immediately preceding the commencement of such extended tenancy (the Maximum Base Rent ), the initial Base Rent for such extended tenancy shall be equal to the Maximum Base Rent. The initial Base Rent for the extended tenancy shall be increased by seven percent (7%) as of January 1, 2009 for the balance of such extended tenancy.


          4. Tenant Improvement Allowance. Provided Lessee is not then in default under the terms of the Lease, Lessor shall pay to Lessee (I) the sum of Nine Thousand Three Hundred Eighty-Five and 74/100 Dollars ($9,385.74) On July 1, 1996 as reimbursement to Lessee for tenant improvement costs incurred by Lessee and (ii) the sum of Ten Thousand Dollars ($10,000) on July 1, 1997 as reimbursement to Lessee for tenant improvement costs incurred by Lessee.

          5. Effectiveness of Lease. Except as set forth is this Amendment, all of the provisions of the Lease shall remain unchanged and in full force and effect. All capitalized terms not otherwise defined herein shall have the meaning given to such terms in the Lease.

          6. Notices. All notices or other written communications hereunder shall be deemed to have been properly given (I) upon delivery, if delivered in person or by facsimile transmission with receive acknowledged by the recipient thereof, (ii) one Business Day (hereinafter defined) after having been deposited for overnight delivery with any reputable overnight corridor service, or (iii) three (3) Business Days after having been deposited in any post office or mail depository regularly maintain by the U.S. Postal Service and sent by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

               If to Lessor:  CFN/Camarillo Properties, LTD
                              c/o CNA Enterprises, Inc.
                              1901 Avenue Of The Stars, Suite 1600
                              Los Angeles, California 90067

               With A Copy To:Norman D. Sloan, Esq.
                              Gipson Hoffman & Pancione
                              A Professional Corporation
                              1901 Avenue Of The Stars, Suite 1100
                              Los Angeles, California 90067-6002

               If to Lessee:  GC International, Inc.
                              156 Burns Avenue
                              Atherton, CA 94027

          7. Interpretations. The parties agree that each party and its counsel have reviewed and revised this Amendment and that any rule of construction to the effect that ambiguities are to the resolved against the drafting party shall not apply in the interpretation of this Amendment.

          8. Authority. The persons executing this Amendment have the full right and authority to enter into this Amendment on behalf of the parties for whom they are signing.



          IN WITNESS WHEREOF, the parties have duly executed and delivered this Amendment effective as of the day first above written.

  LESSOR                             LESSEE

CFN/CAMARILLO PROPERTIES, LTD.          GC INTERNATIONAL, INC.
a California limited partnership             a California Corporation

     By:  CNA Enterprises, Inc.
          a California corporation,
          Its General Partner


                              By:

                              Title:

     By
          Arnon Adar, President

(Wpamend)