Form 10-Q/A
period 1996-09-30
GC INTERNATIONAL INC /CA
filed 1996-11-21
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________

     FORM 10-Q (Mark One) X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________  to ___________________

                        Commission file number 000-17259


                             GC INTERNATIONAL , INC.
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                      94-2278595
(State or other jurisdiction of           (I.R.S. employer Identification no.)
incorporation or organization)

156 BURNS AVENUE, ATHERTON CALIFORNIA          94027
(Address of Principal Executive Offices)    (Zip Code)


       Registrant's Telephone Number, including Area Code (415) 322-8449

                                                  N/A

     Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes X No ___


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      Yes X No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996 was 5,748,499.

                     GC INTERNATIONAL, INC.

                              INDEX

PART I.   FINANCIAL INFORMATION:

Item 1.      Financial Statements

                 Consolidated Condensed Balance Sheets
                      September 30, 1996 and June 30, 1996 . . .1


                 Consolidated Condensed Statements of Operations
                        Three Months ended September 30, 1996
                      and September 30, 1995 . . . . . . . . . .2

               Notes to Unaudited Condensed Financial
                    Statements . . . . . . . . . . . . . . . . .3



     Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation4



PART II.   OTHER INFORMATION:

     Item 1.      Legal Proceedings. . . . . . . . . . . . . . .6


     Item 2.      Changes in Securities. . . . . . . . . . . . .6

     Item 3.      Defaults Upon Senior Securities. . . . . . . .6


     Item 4.      Submission of Matters to a Vote
                       of Security Holders . . . . . . . . . . .6

     Item 5.      Other Information. . . . . . . . . . . . . . .6


     Item 6.      Exhibits & Reports on Form 8-K . . . . . . . .6


                  Signatures . . . . . . .  7

                      GC INTERNATIONAL, INC.
                     Condensed Balance Sheet
                           (Unaudited)

                                                         September 30        June 30
                                                                 1996           1996
         Assets
Current assets:
  Cash ................................................   $   240,117    $   176,055
  Accounts receivable, less allowance for doubtful
    accounts of $6,365 and $6,361 .....................       669,375        648,435
  Inventories .........................................       470,761        539,397
   Prepaid expenses ...................................          (431)           -0-
                                                                 ----             -
Total current assets ..................................     1,379,822      1,363,887

Property and equipment, net ...........................       359,132        362,405
Deposits & Deferred Expenses ..........................        62,443         53,757
                                                               ------         ------

                                                          $ 1,801,397    $ 1,780,049
                                                          ===========    ===========


         Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Short-term bank borrowings .........................   $   121,559    $   171,499
   Current maturities of long-term debt ...............        41,650         21,023
   Accounts payable ...................................       161,172        153,725

Accrued liabilities:
  Payroll .............................................       167,507        154,475
  Customer Deposits ...................................        68,769         64,706
  Commissions .........................................        13,840         12,883
  Vacation Pay ........................................       238,214        261,248
  Employee accruals ...................................       245,613        240,613
  Other ...............................................       897,840      1,008,585
                                                              -------      ---------

         Total current liabilities ....................     1,956,164      2,088,757

  Long-term debt, less current maturities .............       112,416         58,070
  Other long-term debt ................................       121,868        128,424
  Stockholders' equity (deficit):

    Common stock, without par value. Authorized
       30,000,000 shares; issued and outstanding
          5,748,499 shares ............................     1,791,590      1,791,590
Accumulated deficit ...................................    (2,180,641)    (2,286,792)
                                                           ----------     ----------

    Net stockholders' equity (deficit) ................      (389,051)      (495,202)
                                                             --------       --------

                                                          $ 1,801,397    $ 1,780,049
                                                          ===========    ===========


See notes to consolidated condensed financial statements.

                      GC INTERNATIONAL, INC.
         Consolidated Condensed Statements of Operations
                           (Unaudited)


                                        3 Months Ended
                                        ------------------
                                    Sept.30        Sept.30
                                       1996           1995
                                     ---------------------

Net Sales ...................   $ 1,403,516    $ 1,381,448
Cost of Sales ...............       984,849        955,556

    Gross Profit ............       418,667        425,892

Operating expenses:
  Selling ...................        55,109         38,028
  Administrative ............       245,764        249,482
    Operating Profit ........       117,794        138,382


Other income (expense):
  Other income (expense), net        (6,899)        (5,094)
    Interest expense, net of
    interest income .........        (3,171)        (8,917)
                                ___________    ___________
    Income before taxes .....       107,724        124,371

Income tax expense ..........         1,574            -0-
                                      -----             -


       Net Profit ...........   $   106,150    $   124,371
                                ===========    ===========

Common stock: Outstanding ...     5,748,499      5,748,499
Income per common share .....   $       .02    $       .02
                                ===========    ===========


See notes to consolidated condensed financial statements.

             GC INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Condensed Financial Statements

                           (Unaudited)

Note 1

     The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1996, and June 30, 1996, and the results of operations for the three months ended September 30, 1996 and 1995. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that disclosure in such financial statements is adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three-months ended September 30, 1996 are not necessarily indicative of the results of the full year.

Note 2

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                           Sept. 30     Sept. 30
                                             1996         1995
                                             --------  ---------
              Raw materials               $  67,556    $  54,336
              Work in process               403,205      438,117
                                            -------      -------

                     Total                $ 470,761    $ 492,513
                                          =========    =========

Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources, and Bank Loan Agreement

Bank Loan Agreement
-------------------
In Company's loan agreement with its bank was renewed until January 1, 1997. The agreement requires principal payments of $16,000/month; the loan bears interest at a rate of 2-1/2% above the bank's prime rate. As of September 30, 1996, outstanding borrowings on the loan were $121,559 as compared to $320,781 a year earlier.

Liquidity
---------
As of September 30, 1996, the Company's cash position was $240,117 and working capital was a negative $576,342, compared to cash of $136,831 and
a negative $807,796 in the prior year.   The cash position and payments to
trade creditors improved during the quarter as a result of the profit of the company during the first quarter.

Other Impacts on Liquidity
The Company's liquidity is continuing to be positive and negatively impacted because of:

(1) The company reported continuing profits and positive cash flow for the three months period ending September 30, 1996.

(2) The Company must make payments to Pre-petition Creditors in accordance with the Plan of Reorganization. Due to the cash shortage of the company in the past, few payments have been made to creditors. Although the Company is in default with substantially all of the creditors, the Company is working with certain creditors who have requested payment. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment.

(3) The Company owes the various legal counsel approximately $70,000 in connection with the 1991 bankruptcy.

(4) The Company settled a claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated by the company's former Raytee division. The company made the first payment of $20,000 in August 1996. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.


Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

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

The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of mandated debt repayments and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.


Results of Operations
---------------------

Comparison of three months ended September 30, 1996, and September 30,
1995.

The Company's sales for the three months ending September 30, 1996, increased $22,068 or 1.6% over the comparable period of the prior year, generally reflecting the increase in new orders received by the Company's ALJ division during the past year.

The backlog has remained relatively consistent throughout the Quarter and at October 31, 1996 was approximately $ 1,425,000.

The cost of sales increased to 70.2% compared to 69.2% in the prior year period, primarily as a result of increased overhead in quoting and engineering. Operating expenses increased to $300,873 compared to $287,510 in the prior period primarily as a result of increased investment in the company's sales representative program and marketing expense. Interest expense on bank debt decreased as a result of the reduction in principal. As a result profit for the quarter was $106,150 or 7.6% compared to $124,371 or 9.0% for the prior year. The profit per share remained constant at $.02/ share.

                           PART II



Item 1   Legal Proceedings:  None

Item 2   Changes in Securities:  Not Applicable

Item 3   Defaults upon Senior Securities:  Not Applicable

Item 4   Submission of Matters to a Vote of Securities Holders:
         Not Applicable.

Item 5   Other Information:  None

Item 6   Exhibits and Reports on Form 8K:  None

                   GC INTERNATIONAL, INC.

                         Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   GC International, Inc.
                        (Registrant)


  November 11, 1996 F. Willard Griffith II
     Date           F. Willard Griffith II
                    Chairman, Chief Executive Officer and
                    Chief Financial Officer

                   GC INTERNATIONAL, INC.

                         Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    GC International, Inc.
                        (Registrant)


 November 11, 1996
     Date           F. Willard Griffith II

                    Chairman, Chief Executive Officer and
         Chief Financial Officer