Form 10-Q
period 1996-12-31
GC INTERNATIONAL INC /CA
filed 1997-02-13
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________

                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          December 31, 1996
                                       -----------------------

                                OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from   ____________________ to __________________

                        Commission file number 000-17259
                                               ---------


                             GC INTERNATIONAL , INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                              94-2278595
         -----------------------------------------------------------------------

(State or other jurisdiction of
incorporation or organization)                               (I.R.S. employer
                                                            Identification no.)

156 BURNS AVENUE, ATHERTON CALIFORNIA                              94027
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, including Area Code (415) 322-8449
                                                   --------------

                                       N/A
                                       ---


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996 was 5,748,499.

                     GC INTERNATIONAL, INC.

                              INDEX

PART I.   FINANCIAL INFORMATION:

Item 1.      Financial Statements

                 Unaudited Condensed Balance Sheets
                     December 31, 1996 and June 30, 1996 . . . . . . . . .1


                 Unaudited Condensed Statements of Operations
                     Three Months and Six Months ended December 31, 1996
                     and December 31, 1995 . . . . . . . . . . . . . . . .2

                 Unaudited Statements of Cash Flows for the Six Months
                   Ended December 31, 1996 and December 31, 1995 . . . . .3

                 Notes to Unaudited Condensed Financial Statements
                   Ended December 31, 1996 and December 31, 1995 . . . . .4



     Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation . . . . .5



PART II.   OTHER INFORMATION:

     Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . .7


     Item 2.      Changes in Securities. . . . . . . . . . . . . . . . . .7

     Item 3.      Defaults Upon Senior Securities. . . . . . . . . . . . .7


     Item 4.      Submission of Matters to a Vote
                       of Security Holders . . . . . . . . . . . . . . . .7

     Item 5.      Other Information. . . . . . . . . . . . . . . . . . . .7


     Item 6.      Exhibits & Reports on Form 8-K . . . . . . . . . . . . .7


                  Signatures . . . . . . . . . . . . . . . . . . . . . . .8


                      GC INTERNATIONAL, INC.
                     Condensed Balance Sheets
                           (Unaudited)



                                                            December 31     June 30
                                                                1996         1996
                                                                ----         ----
         Assets
Current assets:
  Cash ................................................   $   227,904    $   176,055
  Accounts receivable, less allowance for doubtful
    accounts of $6,366 and $6,361 .....................       684,850        648,435
  Inventories .........................................       454,149        539,397
   Prepaid expenses ...................................        10,119            -0-
                                                          ___________    ___________
Total current assets ..................................     1,377,022      1,363,887

Property and equipment, net ...........................       347,361        362,405
Deposits & Deferred Expenses ..........................        39,561         53,757
                                                               ------         ------

Total Assets ..........................................   $ 1,763,944    $ 1,780,049
                                                          ===========    ===========


         Liabilities and Stockholders' Equity (Deficit)
         ----------------------------------------------

Current liabilities:
   Short-term bank borrowings .........................   $    73,284    $   171,499
   Current maturities of long-term debt ...............        22,298         21,023
   Accounts payable ...................................       169,044        153,725

Accrued liabilities:
  Payroll
                                                              155,037        154,475
  Customer Deposits ...................................        71,923         64,706
  Commissions .........................................        24,348         12,883
  Vacation Pay ........................................       221,533        261,248
  Employee accruals ...................................       250,613        240,613
  Other ...............................................       820,429      1,008,585
                                                              -------      ---------

         Total current liabilities ....................     1,808,509      2,088,757

  Long-term debt, less current maturities .............        46,593         58,070
  Other long-term debt ................................       170,850        128,424
  Stockholders' equity (deficit):

    Common stock, without par value. Authorized
       30,000,000 shares; issued and outstanding
          5,748,499 shares ............................     1,791,590      1,791,590
Accumulated deficit ...................................    (2,053,598)    (2,286,792)
                                                           ----------     ----------

    Net stockholders' equity (deficit) ................      (262,008)      (495,202)
                                                             --------       --------

Total Liabilities and Stockholders' Equity ............   $ 1,763,944    $ 1,780,049
                                                          ===========    ===========

See notes to consolidated condensed financial statements.

                      GC INTERNATIONAL, INC.
                Condensed Statements of Operations
                           (Unaudited)



                                           3 Months Ended                  6 Months Ended
                                         Dec. 31         Dec. 31         Dec.31         Dec.31
                                           1996           1995            1996           1995
                                           ----           ----            ----           ----

Net Sales .........................   $ 1,386,488    $ 1,231,830    $ 2,790,004    $ 2,613,278

Cost of Sales .....................       946,358        830,185      1,931,207      1,785,742
                                          -------        -------      ---------      ---------

    Gross Profit ..................       440,130        401,645        858,797        827,536

Operating expenses:
  Selling .........................        56,712         43,876        111,821         81,904

   Administrative .................       262,876        258,411        508,640        507,892
                                          -------        -------        -------        -------
    Operating Profit ..............       120,542         99,358        238,336        257,740


Other income (expense):
  Other income (expense), net .....        29,530        (21,182)        22,632        (26,277)
Interest expense, net of
    interest income ...............        (2,507)       (13,067)        (5,679)       (21,984)
                                           ------        -------         ------        -------

Income before
  discontinued operations .........       147,565         65,109        255,289        189,479

Income before income taxes ........       147,565         65,109        255,289        189,479

Income tax (benefit) ..............        20,521            726         22,095           (726)

       Net Profit .................   $   127,044    $    64,383    $   233,194    $   188,753
                                      ===========    ===========    ===========    ===========

Earnings per common share:
  Primary .........................   $       .02    $       .01    $       .04    $       .03
   Fully diluted ..................   $       .02    $       .01    $       .04    $       .03


Weighted overage shares outstanding
  Primary .........................     5,748,499      5,748,499      5,748,499      5,748,499
  Fully diluted ...................     7,108,499      7,048,499      7,108,499      7,048,499

See notes to consolidated condensed financial statements.

                      GC INTERNATIONAL, INC.
                     Statement of Cash Flows
                           (Unaudited)




                                                           6 Months Ended
                                                           --------------
                                                        Dec. 31         Dec. 31
                                                          1996            1995
                                                          ----            ----



Cash Flows from Operating Activities:
  Profit from operations .........................     $ 233,194      $ 188,753



Adjustments to Cash from operations:
  Depreciation and amortization (incr) decr ......        25,737         34,027
  Receivables (increase) decrease ................       (36,415)        89,480

  Inventory (increase) decrease ..................        85,248         50,389
  Accounts Payable increase (decrease) ...........        13,327       (231,090)
  Accrued liabilities increase (decrease) ........      (121,215)        20,643
  Prepaid expenses (increase) decrease ...........       (10,119)        (2,706)
  Other assets and deposits
    (increase) decrease ..........................        14,196          5,786
                                                          ------          -----


Net cash provided (used) by
  operating activities ...........................       203,953        155,282

Cash flow from investing activities:
  Net (additions) deletions to property,
    plant and equipment ..........................       (10,692)       (40,749)
                                                         -------        -------

Net cash provided (used) by investing
    activities ...................................       (10,692)       (40,749)

Cash Flow from Financing Activities:
  Net increase (decrease) short term
    borrowings ...................................      (141,412)      (103,940)
                                                        --------       --------


Net cash provided (used) by financing
    activities ...................................      (141,412)      (103,940)
                                                        --------       --------

Net increase (decrease) in cash ..................        51,849         10,593


Cash at beginning of period ......................       176,055        118,385
                                                         -------        -------

Cash at end of period ............................     $ 227,904      $ 128,978
                                                       =========      =========




             GC INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Condensed Financial Statements

                           (Unaudited)


Note 1

     The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of December 31, 1996, and June 30, 1996, and the results of operations for the three months and six months ended December 31, 1996 and 1995. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that disclosure in such financial statements is adequate to make the information presented not misleading. The last audited financial statements of GCI were for the year ended June 30, 1989. Since that time, GCI has been unable to bear the cost of an audit as a result of its financial condition. GCI anticipates engaging an auditor to audit the financials statements for the year ended June 30, 1997.

     These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the six-months ended December 31, 1996 are not necessarily indicative of the results of the full year. Note 2

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                           Dec. 31     Dec. 31
                                             1996        1995
                                             ----        ----

              Raw materials                 $69,087     $53,155
              Work in process               385,062     439,836
                                            -------     -------

                     Total                 $454,149    $492,991
                                           ========    ========

                     GC INTERNATIONAL, INC. AND SUBSIDIARIES
               Notes to Financial Condition & Results of Operation
                                   (Unaudited)

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Comparison of six months ended December 31, 1996, and December 31, 1995.

     The Company's sales for the six months ending December 31, 1996, increased $176,726 or 6.8% over the comparable period of the prior year, generally reflecting the increase in new orders received by the Company's ALJ division as a result of strength in the economy generally.

     The backlog has remained relatively constant throughout the half and at December 31, 1996 was approximately $1,350,000.

     The cost of sales increased slightly to 69.2% compared to 68.3% in the prior year period, primarily as a result of increased overhead in manufacturing. Operating expenses increased to $620,461 compared to $589,796 in the prior period primarily as a result of increased investment in the company's sales representative program and marketing expense. Interest expense on bank debt decreased as a result of the reduction in principal. As a result, profit for the quarter was $127,044 or 9.2% compared to $64,383 or 5.2% for the prior year. The profit per share (undiluted) for the six months increased to $.04/ share compared to $.03/share in the prior period.

     During this period the company exhausted its Net Operating Loss carry forward for California income tax purposes and began paying or accruing a state tax charge of 9% of profits. The federal Net Operating Loss carry forward will preclude the Company from paying federal income taxes for 1997. However, it is anticipated that a nominal alternative minimum federal tax in the approximate amount of $1,250 will be due.

     Liquidity, Capital Resources, and Bank Loan Agreement

 Bank Loan Agreement
 -------------------

     The Company's loan agreement with its bank was renewed until June 1, 1997. The agreement requires principal payments of $16,000/month; the loan bears interest at a rate of 2-1/2% above the bank's prime rate. As of December 31, 1996, outstanding borrowings on the loan were $73,284 as compared to $272,781 a year earlier. The loan is anticipated to be paid in full by June 1, 1997.

Long Term Debt
--------------

     Long-term Debt includes financed equipment and automobile purchases. Other long-term Debt includes the long-term portion of the Notes owed to Pre-petition Creditors (see Other Impacts on Liquidity Note 2)

Liquidity
---------

     As of December 31, 1996, the Company's cash position was $227,904 and working capital was a negative $431,487, compared to cash of $128,978 and a negative working capital of $724,870 in the prior year. The cash position improved during the quarter as a result of the profit of the Company during the first half.

Other Impacts on Liquidity
--------------------------

     The Company's liquidity is continuing to be positive and negatively impacted because of the following factors.

     (1) The company reported continuing profits and positive cash flow for the three months period ending December 31, 1996.

     (2) The Company must make payments to Pre-petition Creditors in accordance with the Plan of Reorganization under the Company's 1990 bankruptcy filing, which was discharged in 1991. Due to the cash shortage of the Company in the past, few payments have been made to creditors. Although the Company is in default with substantially all of the creditors, the Company is working to settle with certain creditors who have requested payment. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non- payment.

     (3) The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated by the company's former Raytee division. The Company made the first payment of $20,000 in August 1996. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000. The amount that may be due for the Final Claim is unknown at the present time.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

     The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 1996 and 1997, the Company has been able to arrange satisfactory equipment and automobile leases or purchase contracts.

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

                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   GC International, Inc.
                   ----------------------
                        (Registrant)


February 9, 1997    F. Willard Griffith II
----------------    ----------------------
     Date           F. Willard Griffith II
                    Chairman, Chief Executive Officer and
                    Chief Financial Officer