Form 10-Q
period 1997-03-30
GC INTERNATIONAL INC /CA
filed 1997-05-09
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________

                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        March 31, 1997
                                      --------------

                                    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ___________________  to  ___________________


                        Commission file number 000-17259


                             GC INTERNATIONAL , INC.
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                          94-2278595
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          Identification no.)

156 BURNS AVENUE, ATHERTON CALIFORNIA                         94027
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, including Area Code (415) 322-8449
                                                   --------------
                                       N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes_____ No ___X__


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No ____



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,748,499.
                                                   ----------

                          GC INTERNATIONAL, INC.

                                   INDEX

PART I.   FINANCIAL INFORMATION:

Item 1.      Financial Statements

                 Unaudited Condensed Balance Sheets
                     March 31, 1997 and June 30, 1996. . . . . . . . . . .1


                 Unaudited Condensed Statements of Operations
                     Three Months and Nine Months ended March 31, 1997
                     and March 31, 1996. . . . . . . . . . . . . . . . . .2

               Unaudited Statements of Cash Flows for the Nine Months
                 Ended March 31, 1997 and March 31, 1996 . . . . . . . . .3

               Notes to Unaudited Condensed Financial Statements
                 Ended March 31, 1997 and March 31, 1996 . . . . . . . . .4



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

     Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . .7


     Item 2.      Changes in Securities. . . . . . . . . . . . . . . . . .7

     Item 3.      Defaults Upon Senior Securities. . . . . . . . . . . . .7


     Item 4.      Submission of Matters to a Vote
                       of Security Holders . . . . . . . . . . . . . . . .7

     Item 5.      Other Information. . . . . . . . . . . . . . . . . . . .7


     Item 6.      Exhibits & Reports on Form 8-K . . . . . . . . . . . . .7


                  Signatures . .  8


                          GC INTERNATIONAL, INC.
                         Condensed Balance Sheets
                                (Unaudited)


                                                             March 31           June 30
                                                               1997              1996
                                                               ----              ----
         Assets
         ------
Current assets:
  Cash ................................................   $   267,879       $   176,055
  Accounts receivable, less allowance
    for doubtful
    accounts of $6,365 and $6,361 .....................       615,196           648,435
  Inventories .........................................       488,981           539,397
   Prepaid expenses ...................................         9,094                 0
                                                          ___________       ___________

Total current assets ..................................     1,381,150         1,363,887

Property and equipment, net ...........................       342,468           362,450
Deposits & Deferred Expenses ..........................        52,033            53,757
                                                               ------            ------

                                                          $ 1,775,651       $ 1,780,049
                                                          ===========       ===========


         Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
   Short-term bank borrowings .........................   $    24,508       $   171,499
   Current maturities of long-term debt ...............        42,965            21,023
   Accounts payable ...................................       142,834           153,725

Accrued liabilities:
  Payroll .............................................       160,671           154,475
  Customer Deposits ...................................        72,149            64,706
  Commissions .........................................        15,078            12,883
  Vacation Pay ........................................       226,982           261,248
  Employee accruals ...................................       255,613           240,613
  Other ...............................................       819,102         1,008,585
                                                              -------         ---------

         Total current liabilities ....................     1,759,902         2,088,757

  Long-term debt, less current maturities .............        20,595            58,070
  Other long-term debt ................................       177,105           128,424
  Stockholders' equity (deficit):

    Common stock, without par value. Authorized
       30,000,000 shares; issued and outstanding
          5,748,499 shares ............................     1,791,590         1,791,590
  Accumulated deficit .................................    (1,973,541)       (2,286,792)
                                                           ----------        ----------

    Net stockholders' equity (deficit) ................      (181,951)         (495,202)
                                                             --------          --------

                                                          $ 1,775,651       $ 1,780,049
                                                          ===========       ===========


See notes to consolidated condensed financial statements.


                          GC INTERNATIONAL, INC.
                    Condensed Statements of Operations
                                (Unaudited)



                                           3 Months Ended                9 Months Ended
                                           --------------                --------------
                                        March 31        March 31      March 31      March 31
                                          1997            1996          1997          1996
                                          ----            ----          ----          ----
Net Sales .........................   $ 1,306,212    $ 1,273,587     4,096,216    $ 3,886,866

Cost of Sales .....................       873,933        911,568     2,805,140      2,697,310
                                          -------        -------     ---------      ---------

    Gross Profit ..................       432,279        362,019     1,291,076      1,189,556


Operating expenses:
  Selling .........................        66,318         43,699       178,139        125,603
  Administrative ..................       272,386        275,567       781,026        783,460
                                          -------        -------       -------        -------

    Operating Profit (loss) .......        93,575         42,753       331,911        280,493


Other income (expense):
  Other income (expense), net .....           936       (  5,377)        7,043        (31,653)
    Interest expense, net of
    interest income ...............        (5,025)      (  5,049)         5,822       (27,033)
                                           ------       -  -----          -----       -------


Income before income taxes ........        89,486         32,327       344,776        221,807

Income tax benefit (expense) ......        (9,429)           -0-       (31,525)       (   726)
                                           ------       --------        -------     ---------           ---




       Net Income .................   $    80,057    $    32,327   $   313,251    $   221,081
                                      ===========    ===========   ===========    ===========

Earnings per Common Share
  Primary .........................   $      0.01    $      0.01   $      0.05    $      0.04
  Fully Diluted ...................   $      0.01    $      0.00   $      0.04    $      0.03


Weighted average shares outstanding
  Primary .........................     5,748,499      5,748,499     5,748,499      5,748,499
  Fully Diluted ...................     7,108,499      7,048,499     7,108,499      7,048,499




See notes to consolidated condensed financial statements.


                          GC INTERNATIONAL, INC.
                Fiscal Year to Date Statement of Cash Flows
                                (Unaudited)



                                                          March 31     March 31
                                                           1997           1996
                                                           ----           ----
Cash Flows from Operating Activities:
-------------------------------------
   Profit from operations ..........................    $ 313,251     $ 221,081


Adjustments to Cash from operations:
  Depreciation and amortization (incr) decr ........       41,147        52,670
  Depreciation of Automobile (increase) decr .......       14,650             0
  Receivables (increase) decrease ..................       33,239        91,304
  Inventory (increase) decrease ....................       50,416        77,587
  Accounts Payable increase (decrease) .............      (11,501)     (260,927)
  Accrued liabilities increase (decrease) ..........      (96,886)       29,206
  Prepaid expenses (increase) decrease .............       (9,094)       (5,344)
  Other assets and deposits(increase) decrease .....        1,724     $  37,663
                                                            -----     ---------


Net cash provided (used) by
  operating activities .............................      336,946       243,240
                                                          -------       -------


Cash flow from investing activities:
  Purchases of equipment ...........................      (15,281)      (45,391)
  Purchases of furniture & fixtures ................      (15,992)       (1,400)
  Purchase of leasehold improvements ...............       (4,586)            0
                                                           ------             -
Net cash provided (used) by investing
    activities .....................................      (35,859)      (46,791)
                                                          -------       -------
Cash Flow from Financing Activities:
  Paydown of A/R Line to Comerica ..................     (146,991)     (147,554)
  Payments made on Chapter 11 debts ................     (126,740)      (14,072)
  Payments made on equipment notes .................      (15,533)       (8,099)
  Payments on SBE note .............................            0       (49,003)
  Note payable on deferred rents ...................            0        28,541
  Lease payable on new equipment ...................            0         8,379
  Note payable to EPA ..............................       80,000             0
                                                           ------             -

Net cash provided (used) by financing
    activities .....................................     (209,264)     (181,808)
                                                         --------      --------

Net increase (decrease) in cash ....................       91,824        14,640


Cash at beginning of period ........................      176,055       118,385


Cash at end period .................................    $ 267,879     $ 133,025
                                                        =========     =========

                  GC INTERNATIONAL, INC. AND SUBSIDIARIES
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note 1

The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1997, and June 30, 1996, and the results of it's operation for the three months and nine months ended March 31, 1997 and 1996. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that disclosure in such financial statements is adequate to make the information presented not misleading. The last audited financial statements of GCI were for the year ended June 30, 1989. Since that time, GCI has been unable to bear the cost of an audit as a result of its financial condition. GCI has engaged an auditor to audit the financial statements for the year ended June 30, 1997.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the nine-months ended March 31, 1997 are not necessarily indicative of the results of the full year.

Note 2

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:


                                       March 31     March 31
                                         1997         1996
                                         ----         ----
                     Raw materials .   $ 63,349   $ 52,637
                     Work in process    425,632    413,156
                                        -------    -------
                            Total ..   $488,981   $465,793
                                       ========   ========

Management s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Comparison of nine months ended March 31, 1997, and March 31, 1996.

The Company's sales for the nine months ending March 31, 1997, increased $209,350 or 5.4% over the comparable period of the prior year, generally reflecting the increase in new orders received by the Company s ALJ division as a result of the general strength in the economy.

The backlog which was approximately $1,168,000 at June 30, 1996, has remained relatively constant throughout the nine months and at March 31, 1997 was approximately $1,177,000. However, lower orders in March, will result in reduced shipments and profits during the fourth quarter. This was expected, as one large customer s orders have been filled.

The cost of sales decreased slightly to 68.5% compared to 69.4% in the prior year period, primarily as a result of increased efficiencies in manufacturing. Operating expenses increased to $331,911 compared to $280,493 in the prior period primarily as a result of increased investment in the company s sales representative program and marketing expense. Interest expense on bank debt decreased as a result of the reduction in principal. As a result, profit for the quarter was $80,057 or 6.1% compared to $32,327 or 2.5% for the prior year. The profit per share (undiluted) for the nine month period increased to $0.05/ share compared to $0.04/share in the prior period.

During the nine month period the company exhausted its Net Operating Loss carry forward for California income tax purposes and began paying or accruing a state tax charge of 9% of profits. The federal Net Operating Loss carry forward will preclude the Company from paying federal income taxes for 1997. However, it is anticipated that a nominal alternative minimum federal tax in the approximate amount of $1,250 will be due.

Ongoing Operations Plan
-----------------------

Management views the existing positive cash flow ($91,824 for the nine months ending March 31, 1997) as sufficient to meet the operating needs of the company and to make any required payments on outstanding debts as scheduled or required. The company has been and intends to continue making settlements on the pre-petition creditor notes wherever possible for less than the note balance.

The company s plan of operations anticipates a modest 5% increase in sales for the fiscal year ending June 30, 1998 and will concentrate efforts on improving the manufacturing operations and margins by increasing efficiency and yields, thereby increasing cash flow availability. This plan is anticipated to provide the necessary cash required to meet future obligations.

In addition, the company s bank loan, which had required monthly payments of principal of $16,000 per month, was paid in full on April 23, 1997. Therefore, the company s available cash flow increases immediately by $16,000.00 per month or $192,000.00 per year.

Liquidity, Capital Resources, and Bank Loan Agreement

Bank Loan Agreement
-------------------

The Company's loan agreement with its bank was renewed until June 1, 1997. The agreement required principal payments of $16,000/month; the loan bears interest at a rate of 2-1/2% above the bank's prime rate. As of March 31, 1997, outstanding borrowings on the loan were $24,508 as compared to $221,227 a year earlier. On April 23, 1997, the loan was paid in full.

Long Term Debt
--------------

Long-term Debt includes financed equipment and automobile purchases. Other long-term Debt includes the long-term portion of the Notes owed to Pre-petition Creditors (see Other Impacts on Liquidity Note 2)

Liquidity
---------

As of March 31, 1997, the Company's cash position was $267,879 and working capital was a negative $378,752, compared to cash of $133,025 and negative
working capital of $723,163 in the prior year.   The cash position improved
during the quarter as a result of the profit of the Company.

Other Impacts on Liquidity
--------------------------

The Company's liquidity is continuing to be positive and negatively impacted because of the following factors.

(1) The company reported continuing profits and positive cash flow for the three months and nine month period ending March 31, 1997.

(2) The Company must make payments to Pre-petition Creditors in accordance with the Plan of Reorganization under the Company s 1990 bankruptcy filing, which was discharged in 1991. Due to the cash shortage of the Company in the past, few payments have been made to creditors. Although the Company is in default with substantially all of the creditors, the Company is working to settle with certain creditors who have requested payment. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment.

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

Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes that it s reserve for any future liability in the amount of $227,217 is adequate to cover any final settlement.

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

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1997. Because of the Company's negative net worth and lack of working capital, it may not be possible to lease or purchase some or all of such equipment on terms satisfactory to the Company. If sufficient capital equipment is not available, the Company could be materially adversely affected. In addition, a continued shortage of capital resources could materially adversely affect the ability of the Company to make needed improvements and increase profit margins.

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


                          GC International, Inc.
                          ----------------------
                               (Registrant)


  May 10, 1997      F. Willard Griffith II
  ------------      ----------------------
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


  May 10, 1997
     Date           F. Willard Griffith II

                    Chairman, Chief Executive Officer and
         Chief Financial Officer