Form 10-K
period 1997-06-30
GC INTERNATIONAL INC /CA
filed 1997-09-26
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------
                                    FORM 10-K

         (Mark One)
          X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended   June 30, 1997
                                          -------------

                                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to ______________


                        Commission file number 000-17259

                             GC INTERNATIONAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                    California                                   94-2278595
                    ----------                                   ----------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)


                  156 Burns Avenue, Atherton, California 94027
             ------------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code (415) 322-8449
                                                  -----------------



Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on which
Title of each class                                         registered
-------------------                                         ----------
       None                                                    None
       ----                                                    ----

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Without Par Value
                         -------------------------------
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.          Yes____     No _X_

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    [Cover page 1 of 2 pages]

   The aggregate market value of voting stock held by non-affiliates of the registrant at September 22, 1997 (5,548,401 shares), was approximately $2,080,650. This is based on the average of the bid parent asked price of $.375/share during the quarter ended 6/30/97.

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

Yes......       No......


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The total shares outstanding at September 22, 1996, are as follows:

                  Common Stock      5,548,401 shares



                               DOCUMENTS INCORPORATED BY REFERENCE

                                              NONE




                                    [Cover page 2 of 2 pages]

                                             Part I

Item 1.  Business


General
-------

GC International, Inc. (the "Company") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies. In 1988, the Company established a subsidiary for the production of audio recording master discs.


Description of Business
-----------------------

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

The following table sets forth certain financial information with respect to GC's business units. Approximately 100% of the backlog is expected to be shipped in the year ending June 30, 1998. A substantial portion of the backlog may be canceled at any time without penalty. The decrease in the backlog is believed to be due primarily to the continuing efforts of the company to ship product on-time and reduce overdue shipments to a minimum.


                                 Backlog                          Backlog
                              June 30, 1997                    June 30, 1996
                              -------------                    -------------

Total Backlog                     $1,180,128                     $1,167,932

         GC's sales for the last three fiscal years are as follows:

                                        Year Ended June 30,
                            1997               1996               1995
                            ----               ----               ----

Net sales                $5,406,840         $5,277,155         $4,413,210

A. L. Johnson Division
----------------------

         The ALJ business unit, has been in business for over 42 years. In Camarillo, California, ALJ utilizes a Rubber/Plaster Mold ("RPM") process and equipment to produce precision, high-strength, thin- walled aluminum castings, primarily for the computer, electronics and aerospace industries. The parts are used in many applications, including medical electronics, computer housings and camera parts.

         The RPM process is particularly cost effective when the customer's production requirement is for low numbers of units. GC believes that the RPM process is most applicable if the production run is between 10 and 200 units per month. Customers sometimes select ALJ for pre-production runs before expensive hard tooling is cost justified.

         ALJ's direct competition in RPM castings is composed generally of a few companies believed to be larger than ALJ and several smaller competitors. ALJ's major competition generally results from competing processes, such as investment, sand, permanent mold and die casting. ALJ has regularly serviced over 250 customers each year.


Apollo Masters Division
-----------------------

         In 1988 GC purchased, from Capitol Records ("Capitol"), the assets used by Capitol in connection with its lacquer master manufacturing business and moved those assets to a plant leased by the Company in Banning, California.

         Apollo processes precision, highly polished aluminum substrates by applying a filtered lacquer coating to the discs in a clean room environment. After drying and inspection, the masters are sold to audio recording engineers who use specialized equipment to cut grooves in the lacquer. The masters are then used to make additional pressing masters, ultimately resulting in vinyl records. The vinyl record industry volume has declined, as expected, as compact discs and audio cassettes replace vinyl records. Therefore, Apollo's future business and profitability will depend on Apollo's ability to gain market share from its competitors. Apollo's business plan anticipates that, over the next five to seven years, the use of lacquer masters will decline gradually from the present levels. Currently, approximately 47% of Apollo's market is in the U.S. and 53% is in the rest of the world, with the European market being the largest foreign market. Apollo does not expect the current decline of the vinyl record business to be precipitous for the Company, because to produce a single vinyl record takes a minimum of two masters, and the Company believes that there will continue to be a sufficient demand for vinyl records for the Company to continue to make a reasonable return on its investment. However, a continued rapid decline in the market for lacquer masters may require that the Company reevaluate the business plan. There is no guarantee that Apollo can remain profitable in the future. If in future years, Apollo turns unprofitable and the decision is made to discontinue the operation, the Company could incur significant losses. As of June 30, 1997, Apollo has established 7 distributors and has made deliveries to over 122 customers in 29 countries worldwide. Apollo also imports and distributes stylus as a result of a worldwide distributorship with a Japanese company.

Sales and Marketing
-------------------

         The Company markets ALJ castings through a Sales Manager, and a network of independent sales representatives. Apollo does not have direct salesmen, and Apollo contracts with independent sales representatives and distributors. ALJ may, from time to time, pay commissions to other independent sales representatives on a per customer order basis.


Major Customers Over 10%
------------------------

         Only one customer accounted for not more than 12% of sales in any of the past three years.

Foreign Sales
-------------

         Approximately 53% of Apollo's sales are to foreign markets, and such sales in 1997 represented approximately 11% of GC's consolidated sales. ALJ has no material foreign sales.

Competition
-----------

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


Employees
---------

         At June 30, 1997, GC had 68 employees. The Company believes its relations with its employees, none of whom is currently represented by any labor union, are good. From time to time, GC may experience a shortage of suitably trained applicants. GC maintains health, disability and life insurance programs for full-time employees. During 1997, GC paid a discretionary Christmas holiday bonus of approximately $24,000.

Item 2.  Properties
-------------------

         As of June 30, 1997, GC leases two separate manufacturing facilities. The two leases aggregate approximately 75,864 square feet, under leases that expire at various times.

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

Item 3.  Legal Proceedings
--------------------------

         As of June 30, 1997, there is no litigation of which the Company is aware.
         With the exception of the potential litigation on claims explained below, the Company does not know of any litigation likely to be asserted directly against the Company which would not be insured or which, if decided adversely to the Company, would, in the opinion of management, materially affect the financial condition of the Company.

Bankruptcy Filing and Discharge from Chapter 11
-----------------------------------------------

         On March 26, 1990, Registrant and its Subsidiaries each filed for protection as Debtor-in-Possession under Chapter 11 of the Federal Bankruptcy Code. On April 23, 1991, the Second Amended Plan of Reorganization was approved by the court. As a result of the settlement with unsecured creditors, the Company is required to make certain payments to these creditors over a period of seven years at no interest. During 1997, the Company made payments and/or settlements with a number of these creditors. The company anticipates continuing this program in 1998. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. The creditors remedy would be to sue the Company for payment.

EPA Claim for OII Superfund Site Cleanup
----------------------------------------

     In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by the company's former Raytee division. The Company has made two principal payments of $20,000 each in August 1996 and 1997. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.

     Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes it's reserve for any future liability in the amount of $320,000, as of June 30th, 1997, is adequate to cover any final claim.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were submitted to a vote of security holders during 1997.


                                             PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------


Market Information
------------------

         The Company's stock is traded over-the-counter. The table below sets forth the bid and asked prices for the Company's common stock as reported by the company's market maker.


Common Shares                1997                1996             1995
-------------     ------------------------  ---------------  --------------
                  1st    2nd   3rd   4th
                  Qtr.   Qtr.  Qtr.  Qtr.                       ONLY ONE
         Bid      $.625  $.75  $.75  $.625      $.625           TRADE AT
         Asked    $.125  $.25  $.25  $.125      $.125             $.15


Holders
-------
      The number of holders of record of the Company's common stock as of June 1997, was approximately 300.


Dividend Policy
---------------

         GC has not paid cash dividends on its Common Stock since its incorporation and does not anticipate paying dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data
--------------------------------

         The following financial data has been derived from the financial statements of the registrant. The selected financial data should be read in conjunction with the financial statements and notes thereto, management's discussion and analysis of results of operations and financial condition included elsewhere in this report on Form 10-K.

                             SELECTED FINANCIAL DATA


                                                Year ended June 30
                                                ------------------
                            1997          1996         1995            1994          1993
                         -------------------------------------------------------------------
                          Audited      Unaudited     Unaudited       Unaudited     Unaudited
                                                                                                      Restated

  Statement of Operations Data
  ----------------------------
Net Sales ..........   $ 5,406,840   $ 5,277,155    $ 4,413,210    $ 4,862,604    $ 5,657,760
Gross Profit .......     1,774,430     1,709,813      1,179,031      1,182,101      1,072,984
Selling and
  Administrative ...     1,313,091     1,209,139      1,206,167      1,298,021      1,395,032

Income (loss) from
 operations ........       461,339       500,674        (27,136)        (7,822)      (249,983)

Net Income
  (Loss) per share .   $       .04   $       .02    $      (.02)   $      (.00)   $      (.04)

Weighted average
  shares outstanding     5,798,721     5,748,499      5,748,499      7,178,355      7,131,699

  Balance Sheet Data
  ------------------

Working Capital ....   $   142,671   $  (148,884)   $  (944,289)   $  (414,912)   $  (970,415)
Total Assets .......     2,312,944     2,433,456      1,822,598      1,707,989      2,030,561
Long Term Debt .....   $   466,307   $   513,620    $   273,240        402,723        438,958

  Net Stockholders'
  Equity (Deficit) .   $   391,140   $  (158,206)   $  (836,835)   $  (817,635)   $  (759,813)

                                       5

Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


Liquidity, Capital Resources, and Bank Loan Agreement
-----------------------------------------------------

Bank Loan Agreement
-------------------

         As of April 1997, the Company's bank loan was paid in full. During 1997, the loan was paid down by a total of $171,499.


Liquidity and Capital Resources
-------------------------------

         As of June 30, 1997, the Company had cash balances of approximately $278,791. Management believes that this balance and the cash flow from operations are sufficient to adequately fund ongoing operations. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future.

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

         The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1998. The Company anticipates paying for any such equipment from cash flow or cash reserves or arranging equipment financing with the supplier. If sufficient cash or purchase terms are not available, the Company could be materially adversely affected.

Results of Operations
---------------------

         The following table sets forth a percentage comparison of the Company's statement of operations.

                                                    Percentage of Sales
                                                    -------------------
                                                    Years Ended June 30,
                                                    --------------------
                                                1997        1996       1995

Net Sales                                       100%        100%       100%
 Cost of sales                                   67          68         73
  Selling and
    Administrative Expenses                      24          23         27
  Interest Expense (net of
    interest income)                              0           1          2

  Income (loss) before
  income taxes discontinued
  operations and extraordinary item               9           7          1

  Net Income (Loss)                               4           2          4

Comparison of fiscal year ended June 30, 1997 and June 30, 1996
---------------------------------------------------------------

      In 1997, the Company's sales increased by $129,685 or 2% over 1996 due to continuing aggressive sales efforts and the improving economy. Sales expense increased to $243,487 from $166,640 resulting from continued investment in the sales representative program.

         During 1997, the Company's cost of sales continued to decrease from 68% in 1996 to 67% in 1997 reflecting the continuing management efforts on improving productivity and quality. As a result, profits increased $80,743 over 1996. In

1997, net income increased to $232,737 or $.04/share after provision for taxes of $260,295. Most was the net operating federal loss benefit. In 1997 the company exhausted its net operating loss carry forward for California income tax but the Federal carry forward eliminated all but a nominal Federal tax of approximately $1250.

Comparison of fiscal year ended June 30, 1996 and June 30, 1995
---------------------------------------------------------------

         The Company's sales increased by $863,945 or 20% in 1997 over the prior year due to the improving economy and the company's efforts to diversify its sales outside California. Cost of sales decreased from 73% in 1995 to 68% in 1997 reflecting improved productivity and lower cost. Income before taxes and extraordinary items increased to $395,231 from $39,295 in 1995.

Comparison of fiscal year ended June 30, 1995 and June 30, 1994
---------------------------------------------------------------

         The Company's sales decreased by $449,394 in 1997 over the prior year due to California's poor economy. However, the backlog increased by $799,548 reflecting an up turn in the economy. Cost of sales continued to decrease from 76% to 73% reflecting continued efforts to reduce costs. Net loss increased slightly over the previous year due to lower sales volume and an increase in the EPA reserve.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Index to Financial Statements                                          Page No.

         Financial Statements
         Balance Sheets at
         June 30, 1997 and June 30, 1996                                  19

         Statements of Operations for each of the
         Three Fiscal Years: June 30, 1997, 1996, and 1995                20

         Statements of Stockholders' Equity for each of the
         Three Fiscal Years: June 30, 1997, 1996, and 1995                21

         Statements of Cash Flows for each of the
         Three Fiscal Years: June 30, 1997, 1996, and 1995                22

         Notes to  Financial Statements                                   24

         Financial Statement Schedules for each of the Three Fiscal Years: June 30, 1997, 1996, and 1995

         V.       Property, Plant and Equipment                           31

         VI.      Accumulated Depreciation, Depletion and Amortization
                  of Property, Plant and Equipment                        32

         VIII.    Valuation and Qualifying Accounts and Reserves          33

         IX.               Short-Term Borrowings                          34

         X.       Supplementary Income Statement Information              35



         Financial statement schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.



Item 9.          Changes in and Disagreements With Accountants on Accounting and
                 ---------------------------------------------------------------
                 Financial Disclosure
                 --------------------

                                      None
                                      ----

                                                     PART III

Item 10.  Directors and Executive Officers
------------------------------------------

         The directors  and  executive  officers of GC, their ages and positions with the Company are set forth below:
                                                                                    Served as
         Name                       Age                Position                  Director Since
         ----                       ---                --------                  --------------
F.Willard Griffith II               65      Chairman, CEO, CFO, Secretary,
                                            and Assistant Treasurer                   1975

Richard R. Carlson                  68      President, Chief Operating Officer,
                                            Treasurer, Assistant Secretary;
                                            Director                                  1975

Carol J. Carlson                    65      Director                                  1987

Carol Q. Griffith                   63      Director                                  1987

         Officers
         --------
H. J. Jackson                       61      President and General Manager,
                                            Apollo Masters Division.                  1989

Michael Shoemaker                   56      President and General Manager,
                                            A. L. Johnson Division.                   1979

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

     H.J. Jackson joined GC as Vice President of Corporate Marketing in March 1989 and was appointed to the position of Vice President and General Manager of Apollo in January 1991 and in 1997 was made President of the Division. Prior to joining GC, Mr. Jackson was Vice President of Marketing of Capitol Magnetics, a division of Capitol Records, EMI, since 1976 and Senior Vice President from 1984 to 1988.

     Michael Shoemaker joined GC in 1975 as an employee of ALJ, where he had been employed since 1960. Since July 1995, Mr. Shoemaker has been Vice President and General Manager of ALJ, Camarillo and in 1997 was made President of the Division. Since 1979, Mr. Shoemaker had been Vice President and General Manager of the ALJ North

------
Item 11.  Executive Compensation

Executive Compensation
----------------------

         The remuneration of each of the five most highly compensated executive officers and directors of GC whose cash and cash-equivalent remuneration exceeded $100,000 and of all directors and officers of GC as a group for services in all capacities to GC during the fiscal year ended June 30, 1997, was as follows:

                           SUMMARY COMPENSATION TABLE







                                       Annual Compensation                   Long-Term Compensation
                                    ------------------------               --------------------------
                                                Accrual                     Awards               Payouts
                               --------------------------------------    --------------------  -----------------

                                                            Other
                                                            Accrued
                                                            Annual      Restricted                     All other
Name & Principal                                            Compen-       Stock      Options   LTIP     Compen-
   Position                     Year    Salary      Bonus   sation       Awards(s)     SARs   Payouts   sation
                                Paid     ($)         ($)     ($)           ($)         ($)     ($)       ($)
                                                     (1)     (2)
--------------------------------------------------------------------------------------------------------------------
 F.Willard Griffith II ......   1997   215,789       200   15,787          -0-         -0-     -0-       -0-
 Chairman & CEO .............   1996   204,488       -0-   28,979          -0-         -0-     -0-       -0-
                                1995   198,075       -0-   11,805          -0-         -0-     -0-       -0-
                                1994   195,796       -0-   10,000          -0-         -0-     -0-       -0-



Richard R. Carlson ..........   1997   215,789       200   15,787          -0-         -0-     -0-       -0-
Pesident & COO ..............   1996   204,488       -0-   28,979          -0-         -0-     -0-       -0-
                                1995   198,075       -0-   11,805          -0-         -0-     -0-       -0-
                                1994   195,796       -0-   10,000          -0-         -0-     -0-       -0-



H.J. Jackson ................   1997    59,709     2,000    1,341          -0-         -0-     -0-       -0-
President & General Mgr .....   1996    72,240       -0-   -0-             -0-         -0-     -0-       -0-
Apollo Division .............   1995   104,180       -0-   -0-             -0-         -0-     -0-       -0-
                                1994   105,170       -0-   -0-             -0-         6,000   -0-       -0-



      Michael Shoemaker .....   1997   129,716     2,000   -0-             -0-         -0-     -0-       -0-
      President & General Mgr   1996    96,843       -0-   -0-             -0-         12,000  -0-       -0-
      ALJ Division

(1) No cash bonuses were paid in 1997, as shown, except for a Christmas bonus paid to all employees. Officers of the corporation receive standard benefits of medical and other group insurance available to at least 80% of all other employees. Executives and salesmen of the Company also receive the use of a Company automobile and reimburse the Company for personal or commuting use.

(2) Other annual compensation includes contractual amounts and accrued salary not paid. The company is currently paying certain prior year salary accruals.

The Company has not included in the table above the value of incidental personal perquisites furnished by the company to its executive officers, since such incidental personal value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonuses reported for the named executive officers in the table above.


Directors' Compensation
-----------------------

       Directors of the Company do not receive any compensation for performing their duties as a director.


Employee Cash Bonus
-------------------

       The Company paid a nominal Christmas bonus to all employees in 1997 totaling approximately $24,000 and may pay a Christmas bonus in 1998, in addition to the company's contribution to the 1997 401K Plan.


Employment Contracts
--------------------

       Pursuant to their employment contracts, expiring in 2006, Mr. Griffith and Mr. Carlson are each entitled to receive a base salary ($4,075.90/week) increased by a cost-of-living adjustment each year, plus an incentive performance bonus equal to five percent of the Company's pretax, pre-bonus profit as defined in employment contracts. In addition, Messrs. Griffith and Carlson are entitled to a fixed payment of $10,000 per year. In the past five years (1993-1997) these payments or bonuses were accrued but not paid. The contracts have an acceleration provision in the event of early termination. The employment contracts also provide for salary continuation in the event of disability and under a Death Benefit Agreement, in the event of death of the employee, the Company is obligated to pay to the employee's designated beneficiary a death benefit of approximately $14,505 per month, increased by an annual cost-of-living adjustment factor until the death of that beneficiary or July 1, 2006, whichever is later. The Company owns and is the beneficiary of a key man life insurance policy in the face amount of $1,000,000 each on the lives of Messrs. Griffith and Carlson. The Company believes that the key man life insurance would provide sufficient funds to the Company for payments of the death benefit and for other corporate purposes in locating and training a replacement for the deceased. The company has had no retirement or deferred compensation plan until April 1996 (see 401K Plan).


1988 Stock Option Plan
----------------------

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

       In 1997 options for 60,000 shares were granted to non executives. Options to purchase a total of 1,360,000 shares of GC's common stock have been granted.

1988 Stock Option Plan (con't)
------------------------------

       The following chart sets forth all of the options held as of June 30, 1997, by each of the officers or directors of GC and by all option holders as a group.
All options are currently exercisable.





                                                      Options Held
                                                   As of June 30, 1997
                                                   -------------------

                                                                         Value of
                                                       Average          Unexercised
                                                       Per Share       In-the-Money
                                        No. of         Exercise         Options at
                                        Shares          Price          June 30, 1997

F. W. Griffith II                       500,000         $.06                $187,500
Richard R. Carlson                      500,000         $.06                 187,500
H. J. Jackson                           130,000         $.06                  40,950
Michael Shoemaker                        50,000         $.06                  15,750
                                         80,000         $.15                  18,000
                                      ---------
All officers and directors            1,260,000
Total options outstanding             1,360,000         $.081


       No options were exercised in 1997. Value of unexercised option is based on the. Average of the bid and asked price as of June 30, 1997 at $.375/ share.

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

1997 401K Retirement Plan
-------------------------

       In April 1997, the Company's Board of Directors authorized the adoption of the company's 1997 401K Retirement Plan to enable employees the opportunity to save for future retirement. The Board has authorized a company matching contribution of up to $200 on a $1 matching for each $4 contributed by the employee. The matching contribution is determined by the Board of Directors and may be changed at any time. At July 31, 1997, 34 employees are participating and the company's contribution as of July 31, 1997 has been $6,538.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

       The following table sets forth certain information regarding GC's Common Stock owned on August 31, 1997 (I) by each person or entity who is known by GC to own beneficially more than five percent of GC's Common Stock. (ii) by each of GC's directors and (iii) by all directors and officers of GC as a group:
--------------------------------------------------------------------------------

                      Name                                    Amount
 Title of          and Address                             and Nature of    Percent
  Class          of Beneficial                               Beneficial     of Class
                     Owner                                   Ownership
-------------------------------------------------------------------------------------


Common       The Griffith Family Trust(1),(2),(4),(6)        1,466,119      26.42%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93010

Common       Carol Q. Griffith      (1),(6)                     16,279        .29%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93010

Common       The Carlson Family Trust                        1,478,150      26.64%
             (1),(3),(4)
             c/o GC International, Inc.,
             4671 Calle Carga, Camarillo, CA 93010

All officers and directors as a group(1),(4),(5)                                                            3,023,418      54.49%
  (6 persons)
------------

(1)             Excludes 89,819 shares currently held for former GC ESOP participants.

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


       Messrs Carlson and Griffith, together with their spouses and families, control 2,960,548 shares or 53.35% of the total of 5,548,401 shares outstanding.

                                       13

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Certain Transactions
--------------------


       A building is leased from CJ Squared LLC, a limited liability company formed by F. Willard Griffith II, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $12,765 per month in 1997 under a lease expiring December 31, 1999. The lease contains an annual increase based on the Consumer Price Index.

     Mr. Griffith and Mr. Carlson are parties to employment contracts. See "Item Executive Compensation--Employment Contracts."

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

1(a). Financial statements listed in Item 8 above are incorporated herein by reference.

 (b). Financial statement schedules listed in Item 8 above are incorporated herein by reference.

2. Reports on Form 8-K. Reference Exhibits, Material Contracts 10.29, 10.30, 10.31, 10.32 and 10.33 and F, G, H below.

3.       Exhibits
         Index to Exhibits (14c)

                  DESCRIPTION                                    REFERENCE

3.1 Articles of Incorporation ................................             A
3.1.1   Restated Articles of Incorporation .......................   Page 45

3.2 By-Laws ..................................................             A

10.     Material Contracts .......................................         A

   10.1 1988 Stock Option Plan ...................................         A
   10.2 GCI ESOP Plan and Amendment ..............................         A
   10.2.1  ESOP Trust Agreement with Imperial Trust .................      A
   10.2.2  IRS Determination Letter .................................      A
   10.3 Employment Contract with F. Willard Griffith II ..........         A
   10.4 Employment Contract with Richard R. Carlson ..............         A
   10.5 Promissory Note from F. Willard Griffith II ..............         A
   10.6 Promissory Note from Richard R. Carlson ..................         A
   10.7.1  Building Lease 1255 Birchwood Drive, Sunnyvale, Ca.
        and Amendments ...........................................         A
   10.7.2  Building Lease 101 N. Lincoln, Banning, Ca. and Amendments      A
   10.7.3  Building Lease 901 Magnolia, Monrovia, Ca. and Amendments       A
   10.7.4  Building Lease 907 Magnolia, Monrovia, Ca. and Amendments       A
   10.7.5  Building Lease 12833 Simms Avenue, Hawthorne, Ca.
        and Amendments ...........................................         A
   10.7.6  Building Lease 320 W. Duarte, Monrovia, Ca. and Amendment       A
   10.8 Letter of Intent with Everest and Jennings
        International, Inc. for purchase of Aero Alloys Division .         A
   10.9 Purchase Agreement with Capitol Magnetics
        Division of EMI International ............................         A
   10.10Lease Agreement with McDonnell Douglas Finance Corp. .....         A
   10.11Lease Agreement with Sovran Leasing ......................         A
   10.12Bank Loan Agreement and Amendments with Bank of California         A
   10.13Form of Directors Indemnification Agreement ..............         A
   10.14Employee Bonus Plan ......................................         A
   10.15MDFC Lease Agreement .....................................         B

10.                 Material Contracts (con't)

                    DESCRIPTION

       10.16         Building Lease, Duarte Lease Extension                               B
       10.17         Building Sublease, Aero Alloys                                       B
       10.18         Comerica Loan Agreements                                             B
       10.19         Building Sublease Ventura                                            A
       10.20         Comerica Loan Agreement                                              A
       10.21         Comerica Loan Agreement Modification                                 A
       10.22         Bankruptcy Filing GC International                                   C
       10.23         Bankruptcy Filing Apollo Masters Corp.                               C
       10.24         Bankruptcy Filing GCI/Aero, Inc.                                     C
       10.25         Letter Agreement with Annandale Securities                           D
       10.26         Not Used
       10.27         Not Used
       10.28         Debtors Joint Plan of Reorganization for GC International, Inc.
                     LA 90-07128LF                                                        E
       10.29         Debtors Joint Seconded Amended Plan of Reorganization for
                     GC International, Inc. LA 90-07128LF                                 F
       10.30         Order of Court Confirming Discharge and Approval of the
                     Second Amended Joint Plan of Reorganization                          F
       10.31         Lease Agreement for 12946 Park Street, Santa Fe Springs,
                     California                                                           G
       10.32         Lease Agreement for 4671 Calle Carga, Camarillo, California          H
       10.33         Lease Agreement extension for 4671 Calle Carga, Camarillo, Ca        I

22.                 Subsidiaries of the Registrant                 NONE


Index to Exhibits Reference Legend
----------------------------------

A   Incorporated by reference to the Company's Registration Statement on Form 10 filed October 19, 1988.
B   Incorporated by reference to the Company's Form 8-K filed on or about
     January 6, 1989.
C   Incorporated by reference to the Company's Form 8-K filed on or about April
           5, 1990.
D   Incorporated by reference to the Company's Form 8-K filed on or about January 2, 1990
E   Incorporated by reference to the Company's Form 8-K filed on or about November 9, 1990
F   Incorporated by reference to the Company's Form 8-K filed on or about April 30, 1991
G   Incorporated by reference to the Company's Form 8-K filed on or about July 17, 1991
H   Incorporated by reference to the Company's Form 8-K filed on or about September 9, 1991
I   Incorporated by reference to the company's Form 10K filed on or about September 20, 1997

                             GC INTERNATIONAL, INC.



                              FINANCIAL STATEMENTS





       The financial statements included herein are audited for 1997 and unaudited for prior years.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
GC International, Inc.

We have audited the accompanying balance sheet of GC International, Inc. as of June 30, 1997 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of GC International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GC International, Inc. as of June 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The balance sheet as of June 30, 1996 and the statements of income, retained earnings, and cash flows for the years ended June 30, 1996 and 1995 were compiled by management. We have not audited or reviewed the 1996 and 1995 financial statements and, accordingly do not express an opinion or any other form of assurance on them.





Pasadena, California
September 16, 1997

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 1997 and 1996

                                                                             (Unaudited)
                                                            June 30, 1997   June 30, 1996
                                                            -------------   -------------

ASSETS
Current Assets
           Cash ..........................................   $   278,791    $   176,055
           Accounts receivable, net of allowance for
           doubtful of $6,607 in 1997 and $6,361 in 1996 .       654,411        648,435
           Inventories ...................................       479,873        539,397
           Prepaid expenses ..............................         3,333            -0-
           Deferred tax benefit ..........................       181,760        248,859

                         Total current assets ............     1,598,168      1,612,746

           Property and equipment ........................       418,733        362,405

Other assets .............................................        34,123         53,757
           Deposits & deferred expenses ..................       261,920        404,548
                                                             -----------    -----------


                          Total other assets .............       296,043        458,305
                                                             -----------    -----------

Total Assets .............................................   $ 2,312,944    $ 2,433,456
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
           Accounts payable ..............................       138,219        153,725
           Accrued expenses ..............................       734,641        763,391
           Income taxes payable ..........................       55,6351            800
           Note payable ..................................       527,002        843,714
                                                             -----------    -----------

                Total current liabilities ................     1,455,497      1,761,630

Other Liabilities
           Note payable, net of current portion ..........       146,307        186,493
           Liability reserve .............................       320,000        327,127
                                                             -----------    -----------



                Total other liabilities ..................       466,307        513,620
                                                                            -----------

                Total liabilities ........................     1,921,804      2,275,250

Commitments and contingencies

Stockholders' equity (deficit):
           Common stock, without par value. Authorized
                5,548,401 shares in 1997 and 3,748,499
                shares in 1996 issued and outstanding ....     1,791,590      1,791,590
           Accumulat(1,400,450) ..........................    (1,633,384)
                                                             -----------    -----------


                Total stockholders' equity ...............       391,140        158,206
                                                                            -----------

                Total Liabilities and Stockholders' Equity   $ 2,312,944    $ 2,433,456
                                                             ===========    ===========





                                                        GC INTERNATIONAL, INC.

                                                       STATEMENTS OF OPERATIONS
                                           For the Years Ended June 30, 1997, 1996 and 1995


                                                                       (Unaudited)     (Unaudited)
                                                            1997           1996            1995
                                                           ------         ------          -----

Net sales ...........................................   $ 5,406,840    $ 5,277,155    $ 4,413,210
Cost of sales .......................................     3,632,410      3,567,342      3,234,179
                                                        -----------    -----------    -----------
Gross profit ........................................     1,774,430      1,709,813      1,179,031
Operating expenses:
           Selling ..................................       243,487        166,640        284,745
           General & Administrative .................     1,069,604      1,042,499        921,422
                                                        -----------    -----------    -----------

Income (loss) from operation ........................       461,339        500,674        (27,136)

Other income (expense)
           Interest, net ............................        (5,163)       (32,883)       (66,580)
           Other ....................................        19,798        (72,560)       133,011
                                                        -----------    -----------    -----------

Income before income taxes &
           extraordinary items ......................       475,974        395,231         39,295

Loss from operations of
           discontinued division ....................        55,670            -0-          3,185

Provision for (benefit from)
           income taxes .............................       258,547        208,174       (129,339)
                                                        -----------    -----------    -----------

Income before extraordinary item ....................       161,757        187,069        165,449

Extraordinary item ..................................        71,177        (52,872)       (55,543)
                                                        -----------    -----------    -----------

Net income ..........................................   $   232,934    $   134,185    $   109,906
                                                        ===========    ===========    ===========

Earnings per common share
     Primary and Fully diluted:
                    Income from continuing operations   $      0.04    $      0.03    $      0.03
                    Loss from discontinued operations   $      0.01    $      0.00    $      0.00

                Income before extraordinary item ....   $      0.03    $      0.03    $      0.03
                Extraordinary item ..................   $      0.01    ($     0.01)   ($     0.01)
                                                        -----------    -----------    -----------

                Net income ..........................   $      0.04    $      0.02    $      0.02
                                                        ===========    ===========    ===========
Weighted average shares outstanding
           Primary ..................................     5,798,721      5,748,499      5,748,499
           Fully dil5,798,721 .......................     5,748,499      5,748,499

          See accompanying notes to consolidated financial statements.

                             GC INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1997, 1996 and 1995




                                                              Preferred Stock      Preferred Stock
                                                                  Series A            Series B           Retained
                                      Common Stock               $1.00 Par            $.25 Par           earnings
                                -----------------------     -------------------- -------------------
                                  Number         Dollar       Number    Dollar     Number     Dollar   (accumulated
                                of Shares         Value     of Shares    Value   of Shares     Value     (deficit)     Total


1995
Stockholders' deficit at
  June 30, 1994 ............     5,748,499    $ 1,791,590    629,856   $110,000    800,000   $88,000   $(2,075,475)   $ ( 85,885)


Net Income .................          --             --         --         --         --        --         109,906        109,906
Retirement of Prefered Stock          --             --     (629,856)  (110,000)  (800,000)  (88,000)      198,000            -0-


Stockholders' equity at
  June 30, 1995 ............     5,748,499    $ 1,791,590   -0-        -0-        -0-        -0-       $(1,767,569)   $    24,021


1996
Net Income .................          --             --         --         --         --        --         134,185        134,185


Stockholders' equity at
  June 30, 1996 ............     5,748,499    $ 1,791,590   -0-        -0-        -0-        -0-       $(1,633,384)   $   158,206


1997
Net income .................          --             --         --         --         --        --         232,934        232,934

Retirement of Common Stock .      (200,098)           -0-       --         --         --        --            --             --


Stockholders' Equity at
 June 30, 1997 .............     5,548,401    $ 1,791,590   -0-        -0-        -0-        -0-       $(1,400,450)   $   391,140
                                ==========    ===========   ========   ========   ========   =======   ===========    ===========

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                For the Years ended June 30, 1997, 1996 and 1995


                                                                    (Unaudited)  (Unaudited)

                                                          1997          1996        1995
                                                         ------        ------       -----
Cash flows from operating activities:
Net income .........................................   $ 232,934    $ 134,185    $ 109,906
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization .............      87,332       71,567      (66,774)
         Changes in net assets and liabilities
          of discontinued operations ...............         -0-          -0-      231,228
         Gain on sale of property, plant & equipment      (1,317)         -0-          -0-


Changes in operating assets & liabilities:
         Receivables (increase) decrease ...........      (5,975)     122,654      (25,587)
         Inventory (increase) decrease .............      59,524        3,984     (134,452)
         Accrued payable increase (decrease) .......     (15,507)    (291,631)     171,910
         Accrued liabilities increase (decrease) ...    (103,539)     101,183      210,697
         Income taxes payable increase .............      54,835          -0-          -0-
         Reserve liability decrease ................     (32,337)         -0-          -0-
         Deferred tax (increase) decrease ..........     209,727      207,442     (129,106
         Prepaid expenses (increase) decrease ......      (3,333)       9,050          240
         Other assets and deposits decrease ........      19,634        5,553       19,630
                                                          ------        -----       ------

         Net cash provided by operating activities .     501,978      363,993      387,692

Cash flow from investing activities:
         Purchase of property, plant & equipment ...    (143,661)    (112,589)     (46,044)
         Proceeds from sale of property, plant
           & equipment .............................       1,317          -0-          -0-
                                                       ---------    ---------    ---------

         Net cash used by investing activities .....    (142,344)    (112,589)     (46,044)


Cash flows from financing activities:
         Payments on short term borrowings .........    (216,711)    (106,989)    (119,314)
                                                        --------     --------     --------

         Payments on long term debt ................     (40,187)     (86,745)    (129,483)
                                                         -------      -------     --------

         Net cash used by financing activities .....    (256,898)    (193,734)    (248,797)


Increase in cash and cash equivalents ..............     102,736       57,670       92,851

Cash and cash equivalents, beginning ...............     176,055      118,385      118,385
                                                         -------      -------      -------

Cash and cash equivalents, ending ..................   $ 278,791    $ 176,055    $ 118,385
                                                       =========    =========    =========








                             GC INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                For the Years ended June 30, 1997, 1996 and 1995



Supplemental disclosure of cash flow information:
-------------------------------------------------

         The Company made payments of $16,886, $41,735 and $72,873 for interest during the years ended June 30, 1997, 1996, and 1995, respectively.



See accompanying notes to consolidated financial statements.

                             GC INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

(1) BANKRUPTCH FILING AND DISCHARGE FROM CHAPTER 11

         On March 26, 1990, Registrant and its Subsidiaries each filed for protection as Debtor-in-Possession under Chapter 11 of the Federal Bankruptcy Code. On April 23, 1991, the Second Amended Plan of Reorganization was approved by the court. As a result of the settlement with unsecured creditors, the company is required to make certain payments to these creditors over a period of seven years at no interest. During 1997, the company made substantial payments and/or settlements with a substantial number of these creditors. The company anticipates continuing this program in 1998. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. The creditors remedy would be to sue the company for payment.


(2)               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

GC International, Inc. (the "Company") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies. In 1988, the Company established a subsidiary for the production of audio recording master discs.


Inventories
-----------

         Inventories, consisting primarily of costs incurred on uncompleted contracts (work in process), are valued principally at the lower of average cost or market. In cases where losses are estimated on fixed-price contracts, the full provision for such losses is charged to current operations.


Property and Equipment
----------------------

         Property and equipment are carried at cost. Depreciation is computed using the straight-line method. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

Income Taxes
------------

         Income taxes are provided (recovered) based upon income (loss) reported for financial statement purposes. Deferred income taxes are provided for timing differences principally in the recognition of depreciation expense and California franchise tax for financial reporting and tax purposes.


Net Income (loss) Per Share
---------------------------

         Earnings (loss) per common and common equivalent share are based upon the weighted average number of shares outstanding during each period, adjusted for stock options which are considered common stock equivalents, when dilutive. Primary EPS was calculated using the Modified Treasury Stock method. The market value used is based on the average of bid and asked price at June 30, 1997 and was $ .375. Since all options were outstanding for 1997, Primary EPS equals Fully Diluted EPS.


Use of Estimates
----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Environmental Remediation Costs
-------------------------------

     The Company accrues losses associated with environmental remediation obligations when they are probable and reasonably estimable. These accruals are adjusted as additional information is available or if circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.
GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

Presentation
------------

         For financial statement reporting purposes, certain reclassifications of prior years' balances have been made to conform to the 1997 presentation.


         The financial statements for the years ended June 30, 1996 and 1995 restated to account for the recognition of deferred tax benefits that resulted primarily from net operating losses and deductible timing differences of accrued expenses. As a result of these changes, net income for the year ended June 30, 1997 decreased by $407,448 and earnings per share decreased by $0.04 and net income for the year ended June 30, 1995 increased by $129, 106 and earnings per share increased by $0.02.

Related Party Transactions
--------------------------

         A building is leased from CJ Squared LLC, a Limited Liability Company, formed by F. Willard Griffith, Richard R. Carlson, Carol Q. Griffith and Carol
J. Carlson who are officers and director/stockholders, for $12,765 per month under a lease expiring December 31, 1999. The lease contains an annual increase based upon the Consumer Price Index.


(3)               INVENTORIES

         Inventories at June 30, 1997 and 1996 consisted of:

                                                 1997             1996
                                            -----------       ----------

            Raw material                    $   51,858        $  66,830
            Work in process                    428,015          472,367
                                            ----------        ---------

                                             $ 479,873        $ 539,197
                                             =========        =========

(4)               PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1997 and 1996 consisted of:

                                                                                           Estimated
                                                               1997              1996           useful lives
                                                          ------------       ----------         ------------

              Machinery and equipment                       $    810,066       $  753,703     5 to 15years
              Automobile and trucks                              183,485          152,533     3 to 15years
              Office equipment                                    88,811           71,530     3 to 15years
              Leasehold improvements                             172,626          166,347     2 to 10years
              Idle Assets                                        121,652          121,652     5 to 15years
              Construction in progress                               446           15,000
                                                         ---------------     ------------

                                                               1,377,086         1,280,765
              Less accumulated depreciation and
              amortization                                      (958,352)         (918,360)
                                                            ------------        ----------
                                                            $    418,733       $  362,405
                                                            ============       ==========


         Depreciation expense for the years ended June 30, 1997 and 1996 totaled $87,332 and $71,567, respectively.


(5)               NOTES PAYABLE
         Notes payable at June 30, 1997 and 1996 consists of the following:

                                                                                       1997         1996
                                                                                   -----------  ----------

Note payable,  secured by receivables,  inventory and other assets,  to Comerica
Bank at an interest rate of 2.5% above the bank's prime rate and an  approximate monthly payment of $18,000 until April
1997  ..........................................................................   $        0   $  171,449

Equipment purchase, 60-month note from a supplier at an interest rate of 10% and a monthly payment of $956 until
September 1999  ................................................................       13,429       23,031

Equipment purchase,  48-month lease from a supplier at an interest rate of 9.66%
and a monthly payment of $254 until
February 1999  .................................................................        4,681        7,150

Automobile purchase, 60 months from GMAC
at an interest rate of 15.45% and a monthly
payment of $991 until June 2001  ...............................................       35,306       41,232

Forklift purchase, 60 months from a supplier
at an interest rate of 12.27% and monthly
payments of $340 until September 1998  .........................................        4,653        7,679

Automobile purchase, 60 months from Chase at
an interest rate of 11% and a monthly
payment of $950 until June 2002  ...............................................       43,689            0

Automobile  purchase,  60 months from Chase at an interest  rate of 16.25% and a monthly payment of $444 until
April 2002  ....................................................................       17,772            0

Note due to EPA for cleanup for Raytee, a former division of the Company,  at an approximate interest rate of 5.7% and and an annual payment of $20,000
plus interest until August 2000  ...............................................       80,000      100,000

Note payable, with zero interest rate

 and a monthly payment of $9,000
until May 1998  ................................................................      473,779      679,616
                                                                                   ----------   ----------

Total debt .....................................................................      673,309    1,030,207

Less: current maturities of notes payable ......................................      527,002      843,714
                                                                                   ----------   ----------

Long-term portion ..............................................................   $  146,307   $  186,493
                                                                                   ==========   ==========

                                       27

         Maturities of long-term debt at June 30, 1997 for the succeeding fiscal years are as follows:

                     1999         $44,909
                     2000          41,664
                     2001          44,858
                     2002          14,876

(6)               STOCK OPTION PLAN

         The Company has a stock option plan which was adopted in September 1988 providing for the issuance of up to 1,700,000 shares of common stock to key employees. During 1997, 60,000 options were granted. The Plan provides that options be granted at exercise prices equal to market value on the date the options are granted. The options outstanding are all currently exercisable and expire in 1999. As of June 30, 1997, there were no stock options exercised and 1,360,000 options outstanding.

(7)               COMPENSATION ARRANGEMENTS

         The Company has entered into employment contracts which expire in 2006 with two of its principal officers. The terms of each contract call for a base compensation and fixed payment totaling approximately $221,946 per annum plus an incentive bonus of 5% of the consolidated pretax profit of the Company. The fixed payment and bonus was accrued during 1997.

(8)               COMMITMENTS AND CONTINGENCIES

         Leases - Leases of Company facilities are classified as operating leases and expire on various years through 2006. Of the two building leases, at June 30, 1997, one was with related parties. With the exception of the lease described below, leases generally require the Company to pay most costs, such as property taxes, maintenance and insurance.

          In 1991, the Company signed a 10-year lease with a non-related party for a 45,864 square foot building. The lease was renegotiated in May 1996 and extended to expire on August 31, 2006 with extensions. The lease requires a 7% increase every 30 months. At September 1, 1997 the lease rate was $19,736 per month.

         In 1983, the Company signed a 7-year, 9-month lease with a related party for a 30,000 square feet building. The lease was renegotiated in November 1993 and extended to expire on December 31, 1999. The lease contains an annual increase based upon the Consumer Price Index. At June 30, 1997 the lease rate was $12,765 per month.

         The Company leases an automobile on a 36-month lease, ending October 1998 for a payment of $506 per month. The company may purchase the automobile at the end of the lease for $9,928.

         The following is a schedule of future minimum lease payments for those operating leases which have remaining terms in excess of one year:

                             1998     $ 396,087
                             1999       397,560
                             2000       329,994
                             2001       253,404
                        2002-2007     1,687,194

          Rent expense charged to operations for the years ended June 30, 1997, 1996 and 1995 was approximately $383,667, $359,467 and $357,133, respectively.


         Environmental  Remediation  Costs -
         ------------------------------------
          In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by Raytee, a former division of the Company.

          Company has made two principal payments of $20,000 each in August 1996 and 1997. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.

          Based on the settlement reached with the EPA in August 1996 for the interim claim, the company believes its reserve for any future liability in the amount of $320,000, as of June 30, 1997, is adequate to cover any final claim.

         (9)  PROVISION FOR INCOME TAXES

                 Provision for income taxes consists of the following:

                             Federal          State             Total

              1997
           Current         $   3,651        $ 45,169        $ 48,820
          Deferred           209,296             431         209,727
             1996
           Current         $    -0-         $    800        $    800
          Deferred           181,823          25,551         207,374
              1995
           Current         $    -0-         $    800        $    800
          Deferred          (119,366)        (10,773)       (130,139)

         A reconciliation of the Federal and State statutory tax rate and the effective tax rate is as follows:

                                                     1997             1996           1995
                                                  -----------      -----------   -----------
         Statutory Federal and State tax rate        11.4%             0.5%            0%
         Utilization of net operating loss           44.7             51.6             -
         Other, net                                  (2.4)             8.7             -
                                                                                 -----------
         Effective income tax rates                  53.6%            60.8%            0%
                                                    ========================================

         As of June 30, 1997, the Company estimates that is has available for Federal income taxes purposes approximately $461,670 of net operating loss carry forward ("NOL") which will expire in various periods from 2004 to 2007 and approximately $198,000 of investment tax credit carry forwards which expires in the year 2000. The company has utilized all of the NOL for the State of California and accrued for the payment of California Income Tax in 1997.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:


                                                          1997              1996
                                                     ----------------------------
                 Deferred tax assets:
                   Net operating loss                  $156,968           $381,174
                     Accrued expenses                   341,682            342,533

           Deferred tax liabilities:
              Depreciation tax basis
              of property & Equipment                  $ 54,970           $ 70,300



(10)              LOSS FROM DISCONTINUED OPERATIONS

The Company incurred expenses of $55,670, net of income tax benefits of $37,113, from the accrual of environmental remediation liabilities. A division of the Company that has since been discontinued incurred the resulting liabilities.

(11)              EXTRAORDINARY ITEM

  The extraordinary gain of $71,177, net of income taxes of $47,452, results from the Company's arrangement to restructure certain debt during the year ended June 30, 1997.




                      GC INTERNATIONAL, INC. AND DIVISIONS
                   SCHEDULE V-- PROPERTY, PLANT AND EQUIPMENT
                For the Years Ended June 30, 1997, 1996 and 1995

                                                                            Transfer        Other
                               Balance at                                     From         Changes         Balance
                               Beginning                                  Construction       add           at End
        Description            of Period       Additions    Retirements   In Progress      (Deduct)        Period
        -----------            ---------       ---------    -----------   -----------      --------        ------

Year ended June 30, 1997
 Machinery and equipment ..   $   753,703   $    48,241    $    (6,432)   $    14,554    $      --      $   810,066
 Office equipment .........        71,530        17,281           --             --             --           88,811
 Automobiles and trucks ...       152,533        71,859        (40,907)          --             --          183,485
 Leasehold improvements ...       166,347         6,279           --             --             --          172,626
 Construction in Progress .        15,000          --             --          (14,554)          --              446
 Idle Assets ..............       121,652          --             --             --             --          121,652
                                            -----------    -----------    -----------    -----------    -----------

                              $ 1,280,765    $   143,660    $   (47,339)   $         0    $         0   $ 1,377,086
                              ===========    ===========    ===========    ===========    ===========   ===========

 Year ended June 30, 1996

   Machinery and equipment    $   756,608   $    39,348    $      --      $      --      $   (42,253)   $   753,703
   Office equipment .......        70,716         1,400           --             --             (586)        71,530
   Automobiles and trucks .       106,301        46,232           --             --             --          152,533
   Leasehold improvements .       144,984        10,608           --             --           10,755        166,347
   Construction in progress          --          15,000           --             --             --           15,000
   Idle Assets ............        89,568          --             --             --           32,084        121,652
                              -----------   -----------    -----------    -----------    -----------    -----------

                              $ 1,168,177   $   112,588    $      --      $      --      $      --      $ 1,280,765
                              ===========   ===========    ===========    ===========    ===========    ===========

 Year ended June 30, 1995

   Machinery and equipment    $ 1,095,827   $    33,686    $  (372,905)          --             --      $   756,608
   Office equipment .......        85,876        12,358        (27,518)          --             --           70,716
   Automobiles and trucks .       109,236          --           (2,935)          --             --          106,301
   Leasehold improvements .       234,780          --          (89,796)          --          144,984
   Idle Assets ............       302,902          --         (213,334)          --             --           89,568
                                                                          -----------    -----------    -----------


                              $ 1,828,621   $    46,044    $   706,488    $      --      $      --      $ 1,168,177
                              ===========   ===========    ===========    ===========    ===========    ===========

                      GC INTERNATIONAL, INC. AND DIVISIONS

        SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                                          For the Years Ended June 30, 1997, 1996 and 1995

                                                                    Additions
                                                                   Charged to                              Other
                                                  Balance at          Costs                               Changes          Balance
                                                   Beginning           and                                  Add            at End
               Description                         of Period        Expenses         Retirements           Deduct        of Period

         Year ended June 30, 1997

             Machinery and equipment         $479,015        $    69,332         $   (6,432)       $      0          $   541,915
             Office equipment                  60,548              4,594               -                  0               65,142
             Automobiles and trucks           106,301             10,655            (40,908)              0               76,048
             Leasehold improvements           152,960              2,751               -                  0              155,711
             Idle Assets                      119,536               -                  -                  0              119,536
                                           ----------------   ------------------------------------------------------------------

                                          $   918,360        $    87,332         $  (47,340)       $     -0-         $   958,352
                                           ================== =================== ==========        ==========        ==========
         Year ended June 30, 1996

           Machinery and equipment        $   452,653        $    64,943         $    -0-          $  (38,581)       $   479,015
           Office equipment                    56,737              4,397              -0-                (586)            60,548
           Automobiles and trucks             104,967              1,334              -0-               -0-              106,301
           Leasehold improvements             144,984                893              -0-               7,083            152,960
           Idle Assets                         87,452              -0-                -0-              32,084            119,536
                                           ----------------   ------------------- ----------------------------------------------


         Year ended June 30, 1995         $   846,793        $    71,567         $    -0-          $    -0-          $   918,360
                                           ================== =================== ==========        ==========        ==========



           Machinery and equipment        $   686,615        $    61,337         $( 295,299)       $      -          $   452,653
           Office equipment                    80,126              3,884          (  27,273)              -               56,737
           Automobiles and trucks             106,273              1,553          (   2,859)              -              104,967
           Leasehold improvements             234,715              -0-            (  89,731)              -              144,984
           Idle Assets                        281,098              -0-            ( 193,646)              -               87,452
                                           ----------         ----------          ----------        ----------        ----------

                                          $ 1,388,827        $    66,774         $( 608,808)       $      -          $   846,793
                                           ==========         ==========          ==========        ==========        ==========

                      GC INTERNATIONAL, INC. AND DIVISIONS

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                For the Years Ended June 30, 1997, 1996 and 1995

                                                                                                       Other
                                                   Balance at       Charged to       Charged to       Charges
                                                   Beginning        Costs and          Other            Add            Balance at
         Year      Description                      of Year         Expenses         Accounts        (Deduct)         End of  Year
         1997    Allowance for
                    doubtful accounts            $   6,361       $   28,229        $ (27,983)        $    -            $   6,607
                                                  ===============  ================ ================= ================= ========


         1996    Allowance for
                    doubtful accounts            $   8,129        $   7,132         $ (8,900)        $    -            $   6,361
                                                  ================ ================= ================ ================= ========




         1995    Allowance for
                    doubtful accounts            $  28,579        $    -            $(20,450)        $    -            $   8,129
                                                  ========         ========          ========         ========          ========


                      GC INTERNATIONAL, INC. AND DIVISIONS

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                 For the Years Ended June 30, 1997 1996 and 1995

                                                                             Maximum             Average            Weighted
          Category                                         Weighted           Amount             Amount              Average
          Aggregate                        Balance          Average         Outstanding        Outstanding          Interest
         Short-Term                       at End of        Interest         During the         During the          During the
         Borrowings                        Period            Rate             Period            Period(1)           Period(2)



  Year ended June 30, 1997                  $  -0-            10.50%           $171,499            $ 85,750               10.12%
     Amounts payable to:
     Banks for borrowings


  Year ended June 30, 1996                  $171,499          10.50%           $368,781            $263,454               11.61%

     Amounts payable to:
     Banks for borrowings

  Year ended June 30, 1995                  $368,781          10.31%           $586,000            $451,732               10.15%
     Amounts payable to:
     Banks for borrowings

         ------------------

(1) The average amount of short-term borrowings is determined by using the average daily balances divided by 365.


(2) The weighted average interest rate is computed by dividing total interest expense by the average short-term borrowings.

                     GC INTERNATIONAL, INC. AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For the Years Ended June 30, 1997, 1996 and 1995


               Item                              Charged to Costs and Expenses
               ----                              -----------------------------
                                          1997                 1996                   1995
                                         ------               ------                 -----
         Repairs and Maintenance        35,197               $35,391                $44,973

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



                                          GC International, Inc.
                                               (Registrant)



Date: September  23, 1997                 By:  F. Willard Griffith II
                                               ----------------------
                                               F. Willard Griffith II
                                               Chairman and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September  23, 1997                 By:  /s/F. Willard Griffith II
                                               --------------------------------
                                               F. Willard Griffith II
                                               Principal Executive Officer
                                               and Principal Financial Officer



Date: September  23, 1997                 By: /s/Richard R. Carlson
                                              ---------------------------------
                                               Richard R. Carlson
                                               Director and President




Date: September  23, 1997                 By: /s/Carol Q. Griffith
                                             ----------------------------------
                                              Carol Q. Griffith
                                              Director



Date: September  23, 1997                 By: /s/Carol J. Carlson
                                             ----------------------------------
                                              Carol J. Carlson
                                              Director