Form 10-K/A
period 1997-06-30
GC INTERNATIONAL INC /CA
filed 1997-10-07
CIK 841708

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


Registrant's telephone number, including area code (650) 322-8449
                                                  -----------------



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


Common Shares                1997                1996             1995
-------------     ------------------------  ---------------  --------------
                  1st    2nd   3rd   4th
                  Qtr.   Qtr.  Qtr.  Qtr.                       ONLY ONE
         Asked    $.625  $.75  $.75  $.625      $.625           TRADE AT
           Bid    $.125  $.25  $.25  $.125      $.125             $.15


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

                             SELECTED FINANCIAL DATA


                                                Year ended June 30
                                                ------------------
                            1997          1996         1995            1994          1993
                         -------------------------------------------------------------------
                          Audited      Unaudited     Unaudited       Unaudited     Unaudited
                                                                                                      Restated

  Statement of Operations Data
  ----------------------------
Net Sales ..........   $ 5,406,840   $ 5,277,155    $ 4,413,210    $ 4,862,604    $ 5,657,760
Gross Profit .......     1,774,430     1,709,813      1,179,031      1,182,101      1,072,984
Selling and
  Administrative ...     1,313,091     1,209,139      1,206,167      1,298,021      1,395,032

Income (loss) from
 operations ........       461,339       500,674        (27,136)        (7,822)      (249,983)

Net Income
  (Loss) per share .   $       .04   $       .02    $       .02   $      (.00)   $      (.04)

Weighted average
  shares outstanding     5,798,721     5,748,499      5,748,499      7,178,355      7,131,699

  Balance Sheet Data
  ------------------

Working Capital ....   $   142,671   $  (148,884)   $  (944,289)   $  (414,912)   $  (970,415)
Total Assets .......     2,312,944     2,433,456      1,822,598      1,707,989      2,030,561
Long Term Debt .....   $   466,307   $   513,620    $   273,240        402,723        438,958

  Net Stockholders'
  Equity (Deficit) .   $   391,140   $  (158,206)   $  (836,835)   $  (817,635)   $  (759,813)

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

     During 1997, the Company's cost of sales continued to decrease from 68% in 1996 to 67% in 1997 reflecting the continuing management efforts on improving productivity and quality. As a result, income before taxes and extraordinary items increased $80,743 over 1996. In 1997, net income increased to $232,934 or $.04/share after provision for taxes of $260,295. Most of the tax provisions was for the net operating federal loss benefit. In 1997 the company exhausted its net operating loss carry forward for California income tax but the Federal carry forward eliminated all but a nominal Federal tax of approximately $1250.

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

     No options were exercised in 1997. The value of the unexercised option is based on the average of the bid and asked price as of June 30, 1997 at $.375/ share.

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


Finocchiaro & Co.


Pasadena, California
September 16, 1997

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 1997 and 1996

                                                                             (Unaudited)
                                                            June 30, 1997   June 30, 1996
                                                            -------------   -------------

ASSETS
Current Assets
           Cash ..........................................   $   278,791    $   176,055
           Accounts receivable, net of allowance for
           doubtful of $6,607 in 1997 and $6,361 in 1996 .       654,411        648,435
           Inventories ...................................       479,873        539,397
           Prepaid expenses ..............................         3,333            -0-
           Deferred tax benefit ..........................       181,760        248,859

                         Total current assets ............     1,598,168      1,612,746

           Property and equipment ........................       418,733        362,405

Other assets
           Deposits & deferred expenses ..................        34,123         53,757
           Deferred tax benefits .........................       261,920        404,548
                                                             -----------    -----------


                          Total other assets .............       296,043        458,305
                                                             -----------    -----------

Total Assets .............................................   $ 2,312,944    $ 2,433,456
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
           Accounts payable ..............................       138,219        153,725
           Accrued expenses ..............................       734,641        763,391
           Income taxes payable ..........................        55,635            800
           Note payable ..................................       527,002        843,714
                                                             -----------    -----------

                Total current liabilities ................     1,455,497      1,761,630

Other Liabilities
           Note payable, net of current portion ..........       146,307        186,493
           Liability reserve .............................       320,000        327,127
                                                             -----------    -----------



                Total other liabilities ..................       466,307        513,620
                                                                            -----------

                Total liabilities ........................     1,921,804      2,275,250

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
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1997, 1996 and 1995


                                                                       (Unaudited)     (Unaudited)
                                                            1997           1996            1995
                                                           ------         ------          -----

Net sales ...........................................   $ 5,406,840    $ 5,277,155    $ 4,413,210
Cost of sales .......................................     3,632,410      3,567,342      3,234,179
                                                        -----------    -----------    -----------
Gross profit ........................................     1,774,430      1,709,813      1,179,031
Operating expenses:
           Selling ..................................       243,487        166,640        284,745
           General & Administrative .................     1,069,604      1,042,499        921,422
                                                        -----------    -----------    -----------

Income (loss) from operation ........................       461,339        500,674        (27,136)

Other income (expense)
           Interest, net ............................        (5,163)       (32,883)       (66,580)
           Other ....................................        19,798        (72,560)       133,011
                                                        -----------    -----------    -----------

Income before income taxes &
           extraordinary items ......................       475,974        395,231         39,295

Loss from operations discontinued ...................        55,670            -0-          3,185

Provision for (benefit from)
           income taxes .............................       258,547        208,174       (129,339)
                                                        -----------    -----------    -----------

Income before extraordinary item ....................       161,757        187,057        165,449

Extraordinary item ..................................        71,177        (52,872)       (55,543)
                                                        -----------    -----------    -----------

Net income ..........................................   $   232,934    $   134,185    $   109,906
                                                        ===========    ===========    ===========

Earnings per common share
     Primary and Fully diluted:
                    Income from continuing operations   $      0.04    $      0.03    $      0.03
                    Loss from discontinued operations   $      0.01    $      0.00    $      0.00

                Income before extraordinary item ....   $      0.03    $      0.03    $      0.03
                Extraordinary item ..................   $      0.01    ($     0.01)   ($     0.01)
                                                        -----------    -----------    -----------

                Net income ..........................   $      0.04    $      0.02    $      0.02
                                                        ===========    ===========    ===========
Weighted average shares outstanding
           Primary ..................................     5,798,721      5,748,499      5,748,499
           Fully dil5,798,721 .......................     5,748,499      5,748,499

   The accompanying notes are an integral part of these financial statements.

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
                                ==========    ===========   ========   ========   ========   =======   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                For the Years ended June 30, 1997, 1996 and 1995


                                                                    (Unaudited)  (Unaudited)

                                                          1997          1996        1995
                                                         ------        ------       -----
Cash flows from operating activities:
Net income .........................................   $ 232,934    $ 134,185    $ 109,906
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization .............      87,332       71,567      (66,774)
         Changes in net assets and liabilities
          of discontinued operations ...............         -0-          -0-      231,228
         Gain on sale of property, plant & equipment      (1,317)         -0-          -0-


Changes in operating assets & liabilities:
         Receivables (increase) decrease ...........      (5,975)     122,654      (25,587)
         Inventory (increase) decrease .............      59,524        3,984     (134,452)
         Accrued payable increase (decrease) .......     (15,507)    (291,631)     171,910
         Accrued liabilities increase (decrease) ...    (103,539)     101,183      210,697
         Income taxes payable increase .............      54,835          -0-          -0-
         Reserve liability decrease ................     (32,337)         -0-          -0-
         Deferred tax (increase) decrease ..........     209,727      207,442     (129,106
         Prepaid expenses (increase) decrease ......      (3,333)       9,050          240
         Other assets and deposits decrease ........      19,634        5,553       19,630
                                                          ------        -----       ------

         Net cash provided by operating activities .     501,978      363,993      387,692

Cash flow from investing activities:
         Purchase of property, plant & equipment ...    (143,661)    (112,589)     (46,044)
         Proceeds from sale of property, plant
           & equipment .............................       1,317          -0-          -0-
                                                       ---------    ---------    ---------

         Net cash used by investing activities .....    (142,344)    (112,589)     (46,044)


Cash flows from financing activities:
         Payments on short term borrowings .........    (216,711)    (106,989)    (119,314)
                                                        --------     --------     --------

         Payments on long term debt ................     (40,187)     (86,745)    (129,483)
                                                         -------      -------     --------

         Net cash used by financing activities .....    (256,898)    (193,734)    (248,797)


Increase in cash and cash equivalents ..............     102,736       57,670       92,851

Cash and cash equivalents, beginning ...............     176,055      118,385       25,534
                                                         -------      -------      -------

Cash and cash equivalents, ending ..................   $ 278,791    $ 176,055    $ 118,385
                                                       =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

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



   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

(1)               DESCRIPTION OF BUSINESS

GC International, Inc. (the "Company") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies. In 1988, the Company established a subsidiary for the production of audio recording master discs.


(2)               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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