Form 10-Q
period 1997-09-30
GC INTERNATIONAL INC /CA
filed 1997-11-04
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 ---


For the quarterly period ended        September 30, 1997
                                   -----------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934


For the transition period from  __________________ to  ______________________


                        Commission file number 000-17259


                             GC INTERNATIONAL , INC.
--------------------------------------------------------------------------------
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


Registrant's Telephone Number, including Area Code (650) 322-8449
                                                   --------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes _X_  No ___


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.             Yes ___  No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,548,401.
                                                ----------

                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION:
--------------------------------

Item 1.      Financial Statements

                     Unaudited Condensed Balance Sheets
                         September 30, 1997 and June 30, 1997.................................1


                     Unaudited Condensed Statements of Operations
                     Three months ended September 30, 1997
                         and September 30, 1996...............................................2

                           Unaudited Statements of Cash Flows for the Three months
                             Ended September 30, 1997 and September 30, 1996..................3

                           Notes to Unaudited Condensed Financial Statements
                             Ended September 30, 1997 and September 30, 1996..................4



         Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation..............................5



PART II.   OTHER INFORMATION:
-----------------------------

         Item 1.      Legal Proceedings.......................................................7


         Item 2.      Changes in Securities...................................................7

         Item 3.      Defaults Upon Senior Securities.........................................7


         Item 4.      Submission of Matters to a Vote
                       of Security Holders....................................................7

         Item 5.      Other Information.......................................................7


         Item 6.      Exhibits & Reports on Form 8-K..........................................7


                      Signatures ............................................................ 8


                             GC INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                      September 30,      June 30
                                                         1997             1997
                                                     -------------      --------
ASSETS
Current Assets
       Cash .......................................   $   285,346    $   278,791
       Accounts receivable, net of
           Allowance for doubtful accounts
           of $6,607 at September 30 and
           $6,361 at June 30, 1997 ................       709,879        654,411
       Inventories ................................       454,088        479,873
       Prepaid expenses ...........................        (7,068)         3,333
       Deferred tax benefit .......................   $   181,760        181,760
                                                      -----------    -----------

              Total current assets ................     1,624,005      1,598,168

       Property and equipment, net ................       399,846        418,733
       Deposits & deferred expenses ...............        52,021         34,123
       Deferred tax benefit .......................       222,141        261,920
                                                      -----------    -----------

               Total assets  ......................    $2,298,013    $ 2,312,944
                                                      ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
       Accounts payable ...........................   $   100,055    $   138,219
       Accrued expenses ...........................       726,116        734,641
       Income taxes payable .......................        67,398         55,635
       Notes payable ..............................       497,255        527,002
                                                      -----------    -----------

           Total current liabilities ..............     1,390,823      1,455,497


Other Liabilities:
       Notes payable, net of current portion ......       117,360        146,307
       Other long term debt .......................       320,000        320,000

Stockholders' equity:
       Common stock, without par value ............     1,791,590      1,791,590
       Accumulated deficit  .......................    (1,321,760)    (1,400,450)
                                                      -----------    -----------

           Net stockholders' equity ...............       469,830        391,140

           Total Liabilities and
              Stock Holders Equity ................   $ 2,298,013    $ 2,312,944
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                          3 Months Ended
                                               ---------------------------------------
                                               September 30, 1997  September 30, 1996
                                                  (Unaudited)         (Restated)
                                                  -----------         ----------
Net sales ..................................      $ 1,382,715       $ 1,403,156

Cost of sales ..............................          913,874           984,849
                                                  -----------       -----------

Gross profit ...............................          468,841           418,667

Operating expenses: ........................           48,505            55,109
       Selling .............................          282,676           245,764
                                                  -----------       -----------
       General & Administrative

Income from operation ......................          137,660           117,794

Other income (expense)
       Interest, net .......................           (4,292)           (6,899)
       Other ...............................           (2,636)           (3,171)
                                                  -----------       -----------

Income before income taxes 130,732 .........          107,724

Provision for income taxes .................           52,042            38,200
                                                  -----------       -----------

Net income .................................      $    78,690       $    69,524
                                                  ===========       ===========

Earnings per common share
       Primary and Fully diluted ...........      $      0.01       $      0.01


Weighted average shares outstanding
       Primary .............................        5,798,721         5,748,499
       Fully diluted .......................        5,798,721         5,748,499

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                       September 30    June 30
                                                          1997           1997
                                                          ----           ----


Cash flows from operating activities:
-------------------------------------
Net income ...........................................   $  78,690    $ 232,934
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization .................      25,912       87,332
       Gain on sale of property, plant & equipment ...           0       (1,317)


Adjustments to cash from operations:
       Accounts Receivables (incr)decr ...............     (55,468)      (5,975)
       Inventory (incr)decr ..........................      25,785       59,524
       Accrued payable (incr)decr ....................     (38,164)     (15,507)
       Accrued liabilities(incr)decr .................      (7,860)    (103,539)
       Income taxes payable (incr)decr ...............      11,763       54,835
           Reserve liability (incr)decr ..............        (665)     (32,337)
           Deferred tax (incr)decr ...................      47,679      209,727
           Prepaid expenses (incr)decr ...............      10,402       (3,333)
           Other assets & deposits (incr)decr ........     (25,798)      19,634
                                                         ---------    ---------

           Net cash provided by operating activities .      72,276      501,978

Cash flows from investing activities:
-------------------------------------
           Purchase of property, plant & equipment ...      (7,025)    (143,661)
           Proceeds from sale of property, plant
             & equipment .............................           0        1,317
                                                         ---------    ---------

           Net cash provided by financing activities .      (7,025)    (142,344)

Cash flows from financing activities:
-------------------------------------
           Payments on short term borrowings .........     (29,748)    (216,711)
           Net cash used by financing activities .....     (28,947)     (40,187)
                                                         ---------    ---------

           Net cash provided by investing activities .     (58,695)    (256,898)

Increase in cash and cash equivalents ................       6,556      102,736

Cash at beginning of period ..........................     278,791      176,055
                                                         ---------    ---------

Cash at end of period ................................   $ 285,346    $ 278,791
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements

Note 1
------

The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1997, and June 30, 1997, and the results of it's operation for the three months ended September 30, 1997 and 1996. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.


These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of the full year.

Note 2
------

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                   September 30           September 30
                                                         1997                   1996
                                                         ----                   ----
                           Raw materials               $ 51,385               $ 67,556
                           Work in process              402,703                403,205
                                                        -------                -------

                                  Total                $454,088               $470,761
                                                        =======                =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Comparison of three months ended September 30, 1997, and September 30, 1996.

The Company's sales for the three months ending September 30, 1997, decreased slightly by $20,801 or 1.5% over the comparable period of the prior year, generally reflecting a decrease in orders at the Apollo Division.

The backlog which was approximately $1,180,000 at June 30, 1997, has remained relatively constant throughout the three months and at September 30, 1997 was approximately $1,226,000. However, lower orders in October, may result in reduced shipments and profits during the second quarter.

The cost of sales decreased to 66.1% compared to 70.2% in the prior year period, primarily as a result of increased efficiencies in manufacturing. Operating expenses increased to $331,181 compared to $300,873 in the prior period primarily as a result of increased investment in the Companys sales program and marketing expense. As a result the profit for the quarter after provision for taxes was $78,690 or 5.7% compared to $69,524 or 5.0% for the prior year. The profit per share for the three month period remain constant at $.01/share.

The Company is fully taxed for California income tax purposes and began paying a state tax charge of 9% of profits. The federal net operating loss carry forward will preclude the Company from paying federal income taxes for 1998. However, it is anticipated that a nominal alternative minimum federal tax in the approximate amount of $4,000 will be due for 1998.

Ongoing Operations Plan
-----------------------

Management views the existing positive cash flow as sufficient to meet the operating needs of the Company and to make any required payments on outstanding debts as scheduled or required. The Company has been and intends to continue making settlements on the pre-petition creditor notes wherever possible for less than the note balance.

The Company's plan of operations anticipates a modest 5% increase in sales for the fiscal year ending June 30, 1998 and will concentrate efforts on improving the manufacturing operations and margins by increasing efficiency and yields, thereby increasing cash flow availability. This plan is anticipated to provide the necessary cash required to meet future obligations.

Liquidity, Capital Resources, and Bank Loan Agreement

Bank Loans
----------

The Company's loan with its bank was paid in April 1997. The Company does not have any current lines of credit and does not anticipate any need for borrowings for the near future.

Long Term Debt
--------------

Long-term Debt includes financed equipment and automobile purchases and the EPA Settlement. Other long-term Debt includes the accrued reserve for the future EPA liability.

Liquidity
---------

As of September 30, 1997, the Company's cash position was $245,346 and working capital was a positive $233,182, compared to cash of $240,117 in the prior period and negative working capital of $327,483. The cash position improved during the quarter as a result of the profit of the Company.

Other Impacts on Liquidity
--------------------------

The Company's liquidity is continuing to be positive and negatively impacted because of the following factors.

(1) The Company reported continuing profits and positive cash flow for the three months period ending September 30, 1997.

(2) The Company must make payments to Pre-petition Creditors in accordance with the Company's 1994 Plan of Reorganization. Although the Company is in default with the remainder of the creditors, the Company is working to settle with certain creditors who have requested payment. The non-interest bearing creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. The total amount due to creditors at September 30, 1997 was $443,021 compared to $673,061 at September 30, 1996.

(3) The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by the Company's former Raytee division. The Company made the second payment of $20,000 in August 1997. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000. Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes that its reserve for future liability in the amount of $320,000 is adequate to cover any final settlement.

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

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1998. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of debt repayments and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.

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


                             GC International, Inc.
                                  (Registrant)


  October 30, 1997                   F. Willard Griffith II
------------------                   ----------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer