Form 10-Q
period 1997-12-31
GC INTERNATIONAL INC /CA
filed 1998-02-10
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the quarterly period ended       December 31, 1997
                                ---------------------------
                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _______________   to  ______________________


                        Commission file number 000-17259


                             GC INTERNATIONAL , INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                          94-2278595
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S.employer Identification no.)
 incorporation or organization)

156 BURNS AVENUE, ATHERTON CALIFORNIA                                   94027
--------------------------------------------------------------------------------
(Address ofPrincipal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, including Area Code (650) 322-8449
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No ____


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,548,401.
                                                ----------

                             GC INTERNATIONAL, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION:

     Item 1.      Financial Statements

          Unaudited Condensed Balance Sheets
              December 31, 1997 and June 30, 1997..............................1


          Unaudited Condensed Statements of Operations
          Three months and six months ended December 31, 1997
              and December 31, 1996............................................2

                Unaudited Statements of Cash Flows for the six months
                  Ended December 31, 1997 and December 31, 1996................3

                Notes to Unaudited Condensed Financial Statements
                  Ended December 31, 1997 and December 31, 1996................4



     Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation...............5



PART II.   OTHER INFORMATION:

     Item 1.      Legal Proceedings............................................7


     Item 2.      Changes in Securities........................................7

     Item 3.      Defaults Upon Senior Securities..............................7


     Item 4.      Submission of Matters to a Vote
                       of Security Holders.....................................7

     Item 5.      Other Information............................................7


     Item 6.      Exhibits & Reports on Form 8-K...............................7


                      Signatures ............................................. 8

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                        December 31       June 30
                                                           1997             1997
                                                        -----------       --------
ASSETS
Current Assets
       Cash                                            $  372,526       $  278,791
       Accounts receivable, net of
           Allowance for doubtful accounts
           of $6,707 at December 31 and
           $6,607 at June 30, 1997                        629,413          654,411
       Inventories                                        471,205          479,873
       Prepaid expenses                                    37,959            3,333
       Deferred tax benefit                            $  181,760          181,760
                                                        ----------       ---------

              Total current assets                      1,692,863        1,598,168

       Property and equipment, net                        459,777          418,733
       Deposits & deferred expenses                        40,071           34,123
       Deferred tax benefit                               168,377          261,920
                                                        -----------      ---------

               Total assets                            $2,361,088       $2,312,944
                                                       ==========        =========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
       Accounts payable                                $  148,427       $  138,219
       Accrued expenses                                   714,615          734,641
       Income taxes payable                                23,730           55,635
       Notes payable                                      474,510          527,002
                                                        -----------     ----------

           Total current liabilities                    1,361,282        1,455,497


Other Liabilities:
       Notes payable, net of current portion              119,843          146,307
       Other long term debt                               320,000          320,000

Stockholders' equity:
       Common stock, without par value.                 1,791,590        1,791,590
       Accumulated deficit                             (1,231,627)      (1,400,450)
                                                      -----------      -----------

           Net stockholders' equity                       559,963          391,140

           Total liabilities and
              stock holders equity                     $2,361,088       $2,312,944
                                                        ==========       =========

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                       CONDENSED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                              3 Months Ended             6 Months Ended
                                        ------------------------       ------------------
                                          Dec. 31        Dec. 31      Dec. 31        Dec. 31
                                           1997            1996         1997           1996
                                           ----            ----         ----           ----
Net Sales .........................   $ 1,427,334    $ 1,386,488   $ 2,810,049    $ 2,790,004
Cost of Sales .....................       905,915        946,358     1,819,789      1,931,207
                                      -----------    -----------   -----------    -----------

         Gross Profit .............       521,419        440,130       990,260        858,797

Operating expenses:
     Selling ......................        57,626         56,712       106,131        111,821
     Administrative ...............       265,703        262,876       548,379        508,640
                                      -----------    -----------   -----------    -----------

Income from Operations ............       198,090        120,542       335,750        238,336


Other income (expense):
     Other income (expense), net ..           336         (2,507)       (3,956)        (5,678)
         interest expense, net of
         interest income ..........       (39,797)        29,530       (42,432)        22,631
                                      -----------    -----------    -----------    -----------


Income before income taxes ........       158,629        147,565       289,362        255,289
Provision for income taxes ........        68,497         52,327       120,539         90,525
                                      -----------    -----------   -----------    -----------




              Net Income ..........   $    90,132    $    95,238   $   166,823    $   164,764
                                      ===========    ===========   ===========    ===========

Earnings per Common Share
     Primary and fully diluted ....   $      0.02   $       0.02   $      0.03    $      0.03

Weighted average shares outstanding
     Primary ......................     5,798,721      5,748,499     5,798,721      5,748,499
     Fully Diluted.................     5,798,721      5,748,499     5,798,721      5,748,499

           See notes to consolidated condensed financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                             (Unaudited)          (Unaudited)
                                                             December 31            June 30
                                                                 1997                 1997
                                                              ---------            ---------
Cash flows from operating activities:
Net income                                                    $ 168,823           $  232,934
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                             54,885               87,332
       Gain on sale of property, plant & equipment               (1,500)              (1,317)


Adjustments to cash from operations:
       Accounts Receivable                                       24,998               (5,975)
       Inventory                                                  8,668               59,524
       Accrued payables                                          10,209              (15,507)
       Accrued liabilities                                      (25,843)            (103,539)
       Income taxes payable                                     (31,905)              54,835
           Reserve liability                                      5,817              (32,337)
           Deferred tax                                         101,443              209,727
           Prepaid expenses                                     (34,626)              (3,333)
           Other assets & deposits                              (13,848)              19,634
                                                                ---------          ---------

           Net cash provided by operating activities            267,121              501,978

Cash flows from investing activities:
           Purchase of property, plant & equipment              (95,929)            (143,661)
           Proceeds from sale of property, plant
             & equipment                                          1,500                1,317
                                                             ----------            ---------

           Net cash provided by investing activities            (94,429)            (142,344)

Cash flows from financing activities:
           Payments on short term borrowings                    (52,493)            (216,711)
           Net cash used by financing activities                (26,464)             (40,187)
                                                               ---------           ---------

           Net cash provided by financing activities            (78,957)            (256,898)

Increase in cash and cash equivalents                            93,735              102,736

Cash at beginning of period                                     278,791              176,055
                                                             ----------          -----------

Cash at end of period                                         $ 372,526           $  278,791
                                                             ==========          ===========

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements

Note 1
------

The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of December 31, 1997, and June 30, 1997, and the results of its operations for the three and six months ended December 31, 1997 and 1996. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.


These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results for the full year.

Note 2
------

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                          December 31            December 31
                                             1997                   1996
                                             ----                   ----

             Raw materials                $ 51,587               $ 69,087
             Work in process               419,618                385,062
                                           -------                -------

                    Total                 $471,205               $454,149
                                           =======                =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Comparison of six months ended December 31, 1997, and December 31, 1996.

The Company did not experience material changes in the results or the operations in the covered periods.

The Company's sales for the six months ending December 31, 1997, increased slightly by $20,046 or .7% over the comparable period of the prior year.

The backlog which was approximately $1,180,000 at June 30, 1997, has increased to approximately $1,338,000 at December 31, 1997.

The cost of sales decreased to 64.8% compared to 69.2% in the prior year period, primarily as a result of increased efficiencies in manufacturing.

Although pre-tax income was higher in 1997, the profit for the quarter after provision for taxes was $90,132 or 6.3% compared to $95,238 or 6.9% for the prior year, and $166,823 or 6% in the six months as compared to $164,764 or 6% for the prior period. The profit per share for the six month period remained constant at $.03/share.

The federal net operating loss carry forward will preclude the Company from paying federal income taxes for 1998. However, it is anticipated that a nominal alternative minimum federal tax in the approximate amount of $4,000 will be due for 1998. The Company has no net operating loss carry forward for California income tax purposes and pays taxes at the rate of approximately 9% of net profits.

Ongoing Operations Plan
-----------------------

Management views the existing positive cash flow as sufficient to meet the needs of the Company and to make any required payments on outstanding debts as scheduled or required. The Company has been making settlements on the pre-petition creditor notes and wherever possible for less than the note balance; the Company intends to continue that program, as appropriate.

The Company's plan of operations anticipates a small increase in sales for the fiscal year ending June 30, 1998 and it will concentrate efforts on improving the manufacturing operations and margins by increasing efficiency and yields, thereby increasing cash flow availability. This plan is anticipated to provide the necessary cash required to meet future obligations.

Liquidity, Capital Resources, and Bank Loan Agreement

Bank Loans
----------

The Company currently does not have any lines of credit or bank loans and does not anticipate any need for borrowings for the near future.

Long Term Debt
--------------

Long-term Debt includes financed equipment and automobile purchases and the EPA Settlement described herein. Other long-term Debt includes a reserve for the estimated future EPA liability described herein.

Liquidity
---------

As of December 31, 1997, the Company's cash position was $372,526 and working capital was a positive $331,581, compared to cash of $227,904 and negative working capital of $182,628 at December 31, 1996. The cash position improved during the quarter as a result of the profit of the Company.

Other Impacts on Liquidity
--------------------------

The Company's liquidity is continuing to be positive and negatively impacted because of the following factors.

(1) The Company reported continuing profits and positive cash flow for the three and six months period ending December 31, 1997.

(2) The Company must make payments to pre-petition creditors in accordance with the Company's 1991 Plan of Reorganization. Although the Company is in default with the remainder of the creditors, the Company is working to settle with certain creditors who have requested payment. The non-interest bearing creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. The total amount due to creditors at December 31, 1997 was $412,953 compared to $657,420 at December 31, 1996.

(3) The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by the Company's former Raytee division. The Company made the second payment of $20,000 in August 1997. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000. Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes that its reserve for future liability in the amount of $320,000 is adequate to cover any final settlement, although there can be no assurance thereof.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 1997 and 1998, the Company has been able to arrange satisfactory equipment and automobile leases or purchase contracts.

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


  February 8, 1997                   F. Willard Griffith II
------------------                   ----------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer