Form 10-Q
period 1998-03-31
GC INTERNATIONAL INC /CA
filed 1998-05-15
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 1998
                               -------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________  to ____________________


                        Commission file number 000-17259
                                               ---------


                             GC INTERNATIONAL , INC.
--------------------------------------------------------------------------------
              (Exact name ofregistrant as specified in its charter)

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


Registrant's Telephone Number, including Area Code (650) 322-8449
                                                  ----------------

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


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes _X_     No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,548,401.
                                                ----------

                             GC INTERNATIONAL, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

              Unaudited Condensed Balance Sheets
                  March 31, 1998 and June 30, 1997...........................1


              Unaudited  Condensed  Statements of Operations Three months and nine months ended March 31, 1998
                  and March 31, 1997.........................................2

                    Unaudited Statements of Cash Flows for the nine months
                      Ended March 31, 1998 and March 31, 1997................3

                    Notes to Unaudited Condensed Financial Statements
                      Ended March 31, 1998 and March 31, 1997................4



Item 2.   Management's Discussion and Analysis of
             Financial Condition & Results of Operation......................5



PART II.   OTHER INFORMATION:

         Item 1.      Legal Proceedings......................................7


         Item 2.      Changes in Securities..................................7

         Item 3.      Defaults Upon Senior Securities........................7


         Item 4.      Submission of Matters to a Vote
                       of Security Holders...................................7

         Item 5.      Other Information......................................7


         Item 6.      Exhibits & Reports on Form 8-K.........................7


                      Signatures ........................................... 8

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                       March 31        June 30
                                                         1998            1997
                                                     -------------   ------------
ASSETS
Current Assets
       Cash ....................................    $   288,023     $   278,791
       Accounts receivable, net of
           Allowance for doubtful accounts
           of $6,707 at March 31 and
           $6,607 at June 30, 1997 .............        622,667         654,411
       Inventories .............................        481,399         479,873
       Prepaid expenses ........................         74,600           3,333
       Deferred tax benefit ....................        181,760         181,760
                                                    -----------     -----------

              Total current assets .............      1,648,450       1,598,168

       Property and equipment, net .............        561,037         418,733
       Deposits & deferred expenses ............         35,564          34,123
       Deferred tax benefit ....................        108,799         261,920
                                                    -----------     -----------

               Total assets ....................    $ 2,353,849     $ 2,312,944
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable ........................    $   133,895     $   138,219
       Accrued expenses ........................        654,148         734,641
       Income taxes payable ....................         34,594          55,635
       Notes payable ...........................        365,734         527,002
                                                    -----------     -----------

           Total current liabilities ...........      1,188,371       1,455,497

Other Liabilities:
       Notes payable, net of current portion ...        184,277         146,307
       Reserve for future liability ............        320,000         320,000
                                                    -----------     -----------

           Total liabilities ...................      1,692,648       1,921,806

Stockholders' equity:
       Common stock, without par value .........      1,791,590       1,791,590
       Accumulated deficit .....................     (1,130,389)     (1,400,450)
                                                    -----------     -----------

           Net stockholders' equity ............        661,201         391,140
                                                    -----------     -----------

           Total liabilities and
              stock holders equity .............    $ 2,353,849     $ 2,312,944
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                       CONDENSED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                            3 Months Ended               9 Months Ended
                                                         ------------------------    --------------------------
                                                           Mar.31        Mar.31         Mar.31         Mar.31
                                                            1998          1997           1998           1997
                                                         ------------------------    --------------------------
Net Sales ..........................................   $ 1,368,511    $ 1,306,212    $ 4,178,560    $ 4,096,216
Cost of Sales ......................................       904,105        873,933      2,723,893      2,805,140
                                                       -----------    -----------    -----------    -----------

         Gross Profit ..............................       464,406        432,279      1,454,667      1,291,076

Operating expenses:
     Selling .......................................        59,998         66,318        166,130        178,139
     Administrative ................................       309,707        272,386        858,087        781,026
                                                       -----------    -----------    -----------    -----------

Income from Operations .............................        94,701         93,575        430,450        331,911


Other income (expense):
     Other income (expense), net ...................        (6,097)           936        (65,896)         7,043
     Interest expense, net of
     interest income ...............................        (1,782)        (5,025)        (5,738)         5,822
                                                       -----------    -----------    -----------    -----------


Income before income taxes and .....................        86,822         89,486        358,816        344,776
         extraordinary items

Provision for income taxes .........................       (74,850)        (9,429)      (195,388)       (31,525)
                                                       -----------    -----------    -----------    -----------

Income before extraordinary item ...................        11,492         80,057        163,430        313,251

Extraordinary item .................................        89,266              0        106,633              0
                                                       -----------    -----------    -----------    -----------

              Net Income ...........................   $   101,238    $    80,057    $   270,061    $   313,251
                                                       ===========    ===========    ===========    ===========
Earnings per Common Share Primary and fully diluted:
  Income before extraordinary item .................   $      --      $       .01    $       .03    $       .05
  Extraordinary item ...............................                          .02           --              .02           --
                                                       -----------    -----------    -----------    -----------
  Net Income .......................................   $       .02    $       .01    $       .05    $       .05
                                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding
     Primary .......................................     5,798,721      5,748,499      5,798,721      5,748,499
     Fully Diluted .................................     5,798,721      5,748,499      5,798,721      5,748,499

See notes to consolidated condensed financial statements.

                             GC INTERNATIONAL, INC.

                             Statement of Cash Flows
                                   (Unaudited)

                                                            9 Months Ended
                                                            --------------
                                                         March 31       March 31
                                                           1998           1997
                                                        ----------    -----------

Cash Flows from Operating Activities:
-------------------------------------
      Profit from operations .........................   $ 270,061    $ 313,251

Adjunoonstments to Cash from operations:
----------------------------------------
     Depreciation and amortization (incr) decr .......      26,751       55,797
     Receivables (increase) decrease .................      31,743       33,239
     Inventory (increase) decrease ...................      (1,526)      50,416
     Accounts Payable increase (decrease) ............      (4,323)     (11,501)
     Accrued liabilities increase (decrease) .........    (101,534)     (96,886)
     Prepaid expenses (increase) decrease ............     (71,267)      (9,094)
     Other assets and deposits(increase) decrease ....     151,680        1,725
                                                         ---------    ---------

Net cash provided by
     operating activities ............................     301,585      336,947

Cash flow from investing activities:
------------------------------------
     Purchases of equipment ..........................    (219,442)     (15,281)
     Purchases of furniture & fixtures ...............      (2,932)     (15,992)
     Purchase of leasehold improvements ..............      (7,882)      (4,586)
     Proceeds from sale of automobiles ...............      25,875         --
     Disposal of equipment ...........................         415         --
     Devaluation of idle assets ......................      34,911         --
                                                         ---------    ---------

Net cash provided (used) by investing
         activities ..................................    (169,055)     (35,859)

Cash Flow from Financing Activities:
------------------------------------
     Paydown of A/R Line to Comerica .................        --       (146,991)
     Payments made on notes ..........................    (182,158)    (126,740)
     Notes on new equipment ..........................     111,204         --
     Payments made on equipment notes ................        --        (15,533)
     Payments made on automobiles ....................     (12,146)        --
     Lease payable on new equipment ..................     (20,198)        --
     Note payable to EPA .............................     (20,000)      80,000
                                                         ---------    ---------

Net cash used by financing activities ................    (123,298)    (209,264)

Net increase in cash .................................       9,232       91,824

Cash at beginning of period ..........................     278,791      176,055

Cash at end period ...................................   $ 288,023    $ 267,879
                                                         =========    =========

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements

Note 1
------

The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1998, and June 30, 1997, and the results of its operations for the three and nine months ended March 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.


These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results for the full year.

Note 2
------

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:


                                      March 31                June 30
                                        1998                   1997
                                        ----                   ----

            Raw materials             $ 68,282               $ 51,858
            Work in process            413,117                428,015
                                       -------                -------

                   Total              $481,399               $479,873
                                       =======                =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Comparison of the three and nine months ended March 31, 1998, and March 31, 1997.

The Company did not experience material changes in the results of its operations in the covered periods.

Sales for the quarter increased by $62,023 or 4.7%. Income for operations decreased by $25,841 due to increased administration overhead. However, the gross profit increased by $32,127.

The Company's sales for the nine months ending March 31, 1998, increased slightly by $82,344 or .2% over the comparable period of the prior year.

The backlog which was approximately $1,180,000 at June 30, 1997, has increased to approximately $1,436,000 at March 31, 1998.

The cost of sales decreased to 65.2% compared to 68.5% in the prior year period, primarily as a result of increased efficiencies in manufacturing.

Although pre-tax income for the quarter was higher in 1997, the profit for the quarter after provision for taxes was $101,238 or 7.4% compared to $80,057 or 6.1% for the prior year, and $270,061 in the nine months as compared to $313,251 for the prior period. The profit per share for the nine month period remained constant at $.05/share.

The reduction in after tax profits was a result of the increase in provision for taxes for the nine months from $31,525 in 1997 to $195,388 in 1998.

The federal net operating loss carry forward will preclude the Company from paying full federal income taxes for 1998. However, it is anticipated that alternative minimum federal tax in the approximate amount of $10,000 will be due for 1998. The Company has no net operating loss carry forward for California income tax purposes and pays taxes at the rate of approximately 9% of net profits.

Capital Resources
-----------------

Management views the existing positive cash flow as sufficient to meet the needs of the Company and to make any required payments on outstanding debts as scheduled or required. The Company has been making settlements on the pre-petition creditor notes for less than the note balance wherever possible. The Company intends to continue that program, as appropriate. As a result of the Company's settlement efforts, extraordinary income in the amount of $89,266 for the quarter and $106,673 for the nine months was recorded.

The Company's plan of operations anticipates a small increase in sales for the fiscal year ending June 30, 1998 and it will concentrate efforts on improving the manufacturing operations and margins by increasing efficiency and yields, thereby increasing cash flow availability. This plan is anticipated to provide the necessary cash required to meet future obligations for the next 12 months.

The Company currently does not have any lines of credit or bank loans and does not anticipate any need for borrowings for the near future.

Notes payable increased $37,570 due to the financing of equipment.

Long-term Debt includes financed equipment and automobile purchases and the EPA Settlement described herein. The reserve for future liability is for the estimated future EPA liability described herein.

Liquidity
---------

As of March 31, 1998, the Company's cash position was $288,023 and working capital was a positive $460,079, compared to cash of $267,879 and negative working capital of $378,752 at March 31, 1997.

The Company reported continuing profits and positive cash flow for the three and nine months period ending March 31, 1998.

The Company must make payments to pre-petition creditors in accordance with the Company's 1991 Plan of Reorganization. Although the Company is in default with the remainder of the creditors, the Company is working to settle with certain creditors who have requested payment. The non-interest bearing creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. The total amount due to creditors at March 31, 1998 was $291,621 compared to $643,675 at March 31, 1997.

The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by the Company's former Raytee division. The Company made the first and second payments of $20,000 each in August 1997 and 1998. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000. Based on the settlement reached with the EPA in August 1997, the Company believes that its reserve for future liability in the amount of $320,000 is adequate to cover any final settlement, although there can be no assurance thereof.

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

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1998. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.

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


  May 11, 1998                       F. Willard Griffith II
  ------------                       ----------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer