Form 10KSB
period 1998-06-30
GC INTERNATIONAL INC /CA
filed 1998-10-15
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

     (Mark One)
     _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended   June 30, 1998
                                           -------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to _______________

                        Commission file number 000-17259
                                               ---------

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


                  156 Burns Avenue, Atherton, California 94027
           ------------------------------------------- --------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code (650) 322-8449
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on which
Title of each class                                     registered
--------------------------------------------------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                            [Cover page 1 of 2 pages]

The aggregate market value of voting stock held by non-affiliates of the registrant at September 22, 1998 (2,524,983 shares), was approximately $903,943. Since these are only a few trading the Company's Stock, this is based on an estimate average of the bid and asked price of $.358/share during the quarter ended 6/30/97.

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

Yes......         No......


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The total shares outstanding at September 22, 1996, are as follows:

                  Common Stock      5,548,401 shares
                                    ---------



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE








                            [Cover page 2 of 2 pages]

                                     Part I


Item 1.  Business

General
-------

GC International, Inc. (the "Company") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies and for the production of audio recording master discs.

Description of Business
-----------------------

GC's business units generally manufacture their own products from raw materials, such as aluminum ingots, castings, or discs, or semi-finished metal components purchased from third parties. Except for certain materials used by the A. L. Johnson division ("ALJ") which are available from only one vendor (but for which replacements are readily available), raw materials and critical components are generally available from more than one source. All of GC's business units generally compete with many companies, many of which are larger and have greater resources. In all cases, competition is generally based upon technical competence, price, quality and delivery times. None of GC's business units has any patent protection. None of GC's businesses is seasonal and only one division has significant foreign sales.

The following table sets forth certain financial information with respect to GC's business units. Approximately 80% of the backlog is expected to be shipped in the year ending June 30, 1999. A substantial portion of the backlog may be canceled at any time without penalty. The decrease in the backlog is believed to be due primarily to the continuing efforts of the Company to ship product on-time and reduce overdue shipments to a minimum.

                           Backlog                   Backlog
                        June 30, 1998             June 30, 1997
                        -------------             -------------

Total Backlog             $1,852,052               $1,180,128

The backlog increase is due primarily to a large two year contract with a customer.

GC's sales for the last three fiscal years are as follows:


                                      Year Ended June 30
                       --------------------------------------------------
                          1998                1997                 1996
                          ----                ----                 ----

Net sales              $5,590,365          $5,406,840          $5,277,155


A. L. Johnson ("ALJ") Division
------------------------------

ALJ and its predecessor have been in business for over 43 years. Located in Camarillo, California, ALJ utilizes a Rubber/Plaster Mold ("RPM") process and equipment to produce precision, high-strength, thin-walled aluminum castings, primarily for the computer, electronics and aerospace industries. The parts are used in many applications, including medical electronics, computer housings and camera parts.

The RPM process is particularly cost effective when the customer's production requirement is for low numbers of units. GC believes that the RPM process is most applicable if the production run is between 10 and 200 units per month. Customers sometimes select ALJ for pre-production runs before expensive hard tooling is cost justified.


ALJ's direct competition in RPM castings is composed generally of a few companies believed to be larger than ALJ and several smaller competitors. ALJ's primary competition is from competing processes, such as investment, sand, permanent mold and die casting. ALJ generally services over 250 customers each year.


Apollo Masters Division ("Apollo")
----------------------------------

In 1988 GC purchased, from Capitol Records ("Capitol"), the assets used in connection with its lacquer master manufacturing business and moved those assets to a plant leased by the Company in Banning, California.

Located in Banning, California, Apollo processes precision, highly polished aluminum substrates by applying a filtered lacquer coating to the discs in a clean room environment. After drying and inspection, the masters are sold to audio recording engineers who use specialized equipment to cut grooves in the lacquer. The masters are then used to make additional pressing masters, ultimately resulting in vinyl records. The Company expects the vinyl record industry volume to continue to decline as compact discs and audio cassettes replace vinyl records. Therefore, Apollo's future business and profitability will depend on Apollo's ability to gain market share from its competitors. Currently, approximately 50% of Apollo's market is in the U.S. and 50% is in the rest of the world, with the European market being the largest foreign market. Apollo does not expect the current decline of the vinyl record business to be precipitous for the Company, because to produce a single vinyl record takes a minimum of two masters, and the Company believes that there will continue to be a reasonable demand for vinyl records for the immediate future. However, a rapid decline in the market for lacquer masters may require that the Company reevaluate the viability of Apollo. There is no guarantee that Apollo can remain profitable in the future. If in future years, Apollo turns unprofitable and the decision is made to discontinue the operation, the Company could incur significant losses. As of June 30, 1998, Apollo has established 7 distributors and has made deliveries to over 122 customers in 29 countries worldwide. Apollo also imports and distributes stylus.


Sales and Marketing
-------------------

The Company markets ALJ castings through a Sales Manager, and a network of independent sales representatives. ALJ may, from time to time, pay commissions to other independent sales representatives on a per customer order basis. Apollo does not have direct salesmen, and contracts with independent sales representatives and distributors.


Major Customers Over 10%
------------------------

One  customer,   Die  Cast  Products,  a  subsidiary  of  Pace  Inc.,  accounted approximately 11% of sales in 1998.


Foreign Sales
-------------

Approximately 50% of Apollo's sales are to foreign markets, and such sales in 1997 represented approximately 9% of GC's consolidated sales. ALJ has no material foreign sales.


Competition
-----------

ALJ competes in the U.S. on the basis of quality, delivery and price in markets where there are substantial numbers of competitors offering similar products and services, and many of these competitors are larger than ALJ. Apollo competes in a world wide market where the Company believes there is only one U.S. competitor and one Japanese competitor.


Employees
---------

At June 30, 1998, GC had 75 employees. The Company believes its relations with its employees, none of whom is currently represented by any labor union, are good. From time to time, GC may experience a shortage of suitably trained applicants. GC maintains health, disability and life insurance programs for full-time employees. During 1998, GC paid a discretionary Christmas holiday bonus of approximately $39,700.



Item 2.  Properties
         ----------

As of June 30, 1998, GC leases two separate manufacturing facilities. The two leases aggregate approximately 75,864 square feet, under leases that expire at various times.

The Company believes its current facilities are adequate and suitable for its operations for the foreseeable future. One of the facilities is leased from a related party; see "Item 13--Certain Relationships and Related Transactions." The leases are subject to rental escalation provisions. Management believes that, as leases expire, GC will be able to negotiate satisfactory leases with the present lessors or relocate to satisfactory alternative facilities.



Item 3.  Legal Proceedings
         -----------------

As of June 30, 1998, there is no litigation of which the Company is aware and/or is not insured. With the exception of the potential litigation on claims explained below, the Company does not know of any litigation likely to be asserted directly against the Company which would not be insured or which, if decided adversely to the Company, would, in the opinion of management, materially affect the financial condition of the Company.


Bankruptcy Filing and Discharge from Chapter 11
-----------------------------------------------

On March 26, 1990, Registrant and its Subsidiaries each filed for protection under Chapter 11 of the Federal Bankruptcy Code. On April 23, 1991, the Second Amended Plan of Reorganization was approved by the court. As a result of the settlement with unsecured creditors, the Company has been required to make certain payments to these creditors over a period of seven years at no interest. During 1998, the Company made payments and/or settlements with a number of these creditors. The Company anticipates continuing this program in 1999. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment.


EPA Claim for OII Superfund Site Cleanup
----------------------------------------

In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by the Company's former Raytee division. As of August 1998, the Company has paid $60,000 of such amount and is obligated to pay $20,000 plus interest in August 1999 and August 2,000.

Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes its reserve for any future liability in the amount of $120,000, as of June 30th, 1998, is adequate to cover any final claim.



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during 1998.


                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
         --------------------------------------------------------------------


Market Information
------------------

The Company's stock is traded over-the-counter. Trading is extremely isolated and sporadic. The table below sets forth the bid and asked prices for the Company's common stock as reported by the Company's market maker. The Company does not believe that the bid and asked quotations are indicative of the actual market if a person wished to purchase or sell any significant number of common shares.


Common Shares                       1998               1997                1996
-------------           ---------------------   ---------------------     ------
                        1st  2nd  3rd  4th     1st  2nd  3rd  4th
                       Qtr. Qtr. Qtr. Qtr.     Qtr. Qtr. Qtr. Qtr.
Bid                  $.125 $.187 $.187 $.312   $.625 $.75 $.75 $.625      $.625
Asked                $.375 $.50  $.50  $.625   $.125 $.25 $.25 $.125      $.125


Holders
-------

The number of holders of record of the Company's common stock as of June 1998, was approximately 300.

Dividend Policy
---------------

GC has not paid cash dividends on its Common Stock since its incorporation and does not anticipate paying dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data
         -----------------------

The following financial data has been derived from the financial statements of the registrant. The selected financial data should be read in conjunction with the financial statements and notes thereto, management's discussion and analysis of results of operations and financial condition included elsewhere in this report on Form 10-K.

                                                  SELECTED FINANCIAL DATA
                                                     Year ended June 30
                         ----------------------------------------------------------------------
                              1998          1997          1996           1995           1994
                         ----------------------------------------------------------------------
                            Audited       Audited      Unaudited       Unaudited     Unaudited
                                                                                      Restated
Statement of Operations Data
----------------------------
Net Sales .............   $ 5,590,365   $ 5,406,840   $ 5,277,155    $ 4,413,210    $ 4,862,604
Gross Profit ..........     1,925,917     1,774,430     1,709,813      1,179,031      1,182,101
Selling and
  Administrative ......     1,390,638     1,313,091     1,209,139      1,206,167      1,298,021
Income (loss) from
 Operations ...........       535,638       461,339       500,674        (27,136)        (7,822)

Net Income
  (Loss) per share ....   $       .07   $       .04   $       .02    $       .02    $      (.00)

Weighted average shares
   outstanding ........   $ 5,548,401   $ 5,727,122   $ 5,748,499    $ 5,748,499    $ 7,178,355


Balance Sheet Data
Working Capital .......   $   383,645   $   142,671   $  (148,884)   $  (944,289)   $  (414,912)
Total Assets ..........     2,340,293     2,312,944     2,433,456      1,822,598      1,707,989
Long Term Debt ........       492,726   $   466,307   $   513,620    $   273,240        402,723

  Net Stockholders'
  Equity (Deficit) ....   $   753,093   $   391,140   $  (158,206)   $  (836,835)   $  (817,635)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

As of June 30, 1998, the Company had cash balances of approximately $323,920. Management believes that this balance and the cash flow from operations are sufficient to adequately fund ongoing operations. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future. The Company has no bank line and does not plan to obtain any.

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

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1999. The Company anticipates paying for any such equipment from cash flow or cash reserves or arranging equipment financing with the supplier. If sufficient cash or purchase terms are not available, the Company could be materially adversely affected.

Results of Operations
---------------------

The following table sets forth a percentage comparison of the Company's statement of operations.
                                                    Percentage of Sale
                                                   Years Ended June 30,
                                               1998       1997       1996
                                               ----       ----       ----

Net Sales                                      100%       100%        100%
 Cost of sales                                  66         67         68
  Selling and
    Administrative Expenses                     25         24         23
  Interest Expense (net of
    interest income)                             0          0           1

  Income before
  income taxes, discontinued
  operations and extraordinary item              7          9          7

  Net Income                                     6          4           2

Comparison of Fiscal year ended June 30,1998, and June 30, 1997
---------------------------------------------------------------

In 1998, the Company's sales increased by $183,525 or 3.4% over 1997. Sales remained relatively constant due to the Company's continued selling efforts.

During 1998, the Company's cost of sales continued to decrease from 67% in 1997 to 66% in 1998. As a result, income from operations increased from $461,339 in 1997 to $535,639 in 1998.

Comparison of fiscal year ended June 30, 1997 and June 30, 1996
---------------------------------------------------------------

In 1997, the Company's sales increased by $129,685 or 2% over 1996 due to continuing aggressive sales efforts and the improving economy. Sales expense increased to $243,487 from $166,640 resulting from continued investment in the sales representative program.

During 1997, the Company's cost of sales continued to decrease from 68% in 1996 to 67% in 1997 reflecting the continuing management efforts on improving productivity and quality. As a result, income before taxes and extraordinary items increased $80,743 over 1996. In 1997, net income increased to $232,934 or $.04/share after provision for taxes of $260,295. Most of the tax provision was for the net operating federal loss benefit. In 1997 the Company exhausted its net operating loss carry forward for California income tax, but the Federal carry forward eliminated all but a nominal Federal tax of approximately $1250.

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

Factors Affecting Future Results
--------------------------------

During 1998, order rates from existing customers were good and as of June 30, 1998 there was no appreciable slowing. However, in July and August 1998 the ALJ Division experienced some stretchouts of orders and the incoming order rate slowed. The Company anticipates further slowing during the second quarter due to the global economic slowdown. This may make it difficult to continue the performance of the past year.


The Company has reviewed its internal computer systems for year 2000 compliance and is satisfied that all of its internal computer systems are either already year-2000 compliant or can be made year-2000 compliant through simple upgrades. The Company does not expect the costs of achieving full year-2000 compliance to be material for the internal systems. However, there can be no assurance that coding errors or other defects will not be discovered in the future. In addition, since the Company is very small in relation to many of its customers and suppliers, the Company has been unable to ascertain if any of its suppliers and customers are year-2000 compliant. Therefore, there can be no assurances that the Company's cash flow and materials from suppliers will not be interrupted which could result in severe disruptions in the Company's operations.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


Index to Financial Statements       Page No.

         Financial Statements
         Balance Sheets at
         June 30, 1998 and June 30, 1997                                   18

         Statements of Operations for each of the
         Three Fiscal Years: June 30, 1998, 1997, and 1996                 19

         Statements of Stockholders' Equity for each of the
         Three Fiscal Years: June 30, 1998, 1997, and 1996                 20

         Statements of Cash Flows for each of the
         Three Fiscal Years: June 30, 1998, 1997, and 1996                 21

         Notes to  Financial Statements                                    22

         Financial Statement Schedules for each of the Three Fiscal Years: June 30, 1998, 1997, and 1996

         V.       Property, Plant and Equipment                            30

         VI.      Accumulated Depreciation, Depletion and Amortization
                  of Property, Plant and Equipment                         31

         VIII.    Valuation and Qualifying Accounts and Reserves           32

         IX.      Short-Term Borrowings                                    33

         X.       Supplementary Income Statement Information               33



         Financial statement schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------
                                      None

                                    PART III


Item 10.  Directors and Executive Officers
          --------------------------------

The directors and executive officers of GC, their ages and positions with the Company are set forth below:

                                                                     Served as
         Name            Age               Position               Director Since
         ----            ---               --------               --------------
F.Willard Griffith II    66        Chairman, CEO, CFO, Secretary,
                                   and Assistant Treasurer                 1975

Richard R. Carlson       68        President, Chief Operating Officer,
                                   Treasurer, Assistant Secretary;
                                   Director                                1975

Carol J. Carlson         69        Director                                1987

Carol Q. Griffith        64        Director                                1987


                                                                      Served as
         Officers                             Position             Officer Since
         --------                             --------             -------------

H. J. Jackson            62        President and General Manager,
                                   Apollo Masters Division.                1989

Michael Shoemaker        57        President and General Manager,
                                   A. L. Johnson Division.                 1979

F. Willard Griffith II co-founded GC in March 1975 and has been Chairman and Chief Executive Officer since that date and has been Secretary and Assistant Treasurer of the Corporation since 1981. Mr. Griffith is a graduate of Purdue University with a BS degree in Electrical Engineering. Mr. Griffith is also Chairman of Zephyr-Tec Corp., a company founded by Mr. Griffith's daughter specializing in Loss Prevention and Disability Management of repetitive stress injuries through the use of Speech Recognition Software.

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

Carol Griffith is the spouse of F. Willard Griffith II, and from March 1975 to July 1981, Mrs. Griffith was Vice President, Secretary of the Corporation and a Director. Mrs. Griffith was re-elected a Director in November 1987. Mrs. Griffith is also a Director of Zephyr-Tec Corp.

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

Michael Shoemaker joined GC in 1975 as an employee of ALJ, where he had been employed since 1960. Since July 1995, Mr. Shoemaker has been Vice President and General Manager of ALJ, Camarillo and in 1997 was made President of the Division. Since 1979, Mr. Shoemaker had been Vice President and General Manager of the ALJ North

Item 11.  Executive Compensation
          ----------------------

Executive Compensation
----------------------

The remuneration of each of the five most highly compensated executive officers and directors of GC whose cash and cash-equivalent remuneration exceeded $100,000 and of all directors and officers of GC as a group for services in all capacities to GC during the fiscal year ended June 30, 1998, was as follows:

                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation             Long-Term Compensation

                                          Accruals                Awards                 Payouts

                                                        Other                                  All
Name & Principal                                       Annual   Restricted                    Other
Position                                               Compen-    Stock     Options LTIP     Compen-
                           Year   Salary     Bonus     sation     Awards     Sales  Payouts   sation
                           Paid    ($)        ($)       ($)        ($)        ($)    ($)       ($)
                                              (1)       (2)

F.Willard Griffith II .   1998   215,696    10,300     36,470      -0-        -0-    -0-       -0-
Chairman & CEO ........   1997   215,789       200     38,120      -0-        -0-    -0-       -0-
                          1996   204,488       -0-     28,979      -0-        -0-    -0-       -0-
                          1995   198,075       -0-     11,805      -0-        -0-    -0-       -0-


Richard R. Carlson ....   1998   215,696    10,300     36,470      -0-        -0-    -0-       -0-
President & COO .......   1997   215,789       200     38,120      -0-        -0-    -0-       -0-
                          1996   204,488       -0-     28,979      -0-        -0-    -0-       -0-
                          1995   198,075       -0-     11,805      -0-        -0-    -0-       -0-


Michael Shoemaker .....   1998   114,054     7,500     -0-         -0-        -0-    -0-       -0-
President & General Mgr   1997   129,716     2,000     -0-         -0-        -0-    -0-       -0-
ALJ Division ..........   1996    96,843       -0-     12,000      -0-        -0-    -0-       -0-

(1) Cash bonuses were paid in 1998, as shown. A Christmas bonus was also paid to all employees. Officers of the corporation receive standard benefits of medical and other group insurance available to at least 80% of all other employees. Executives and salesmen of the Company also receive the use of a Company automobile and reimburse the Company for personal or commuting use.


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


Directors' Compensation
-----------------------

Directors of the Company do not receive any compensation for performing their duties as directors.


Employee Cash Bonus
-------------------

The  Company  paid  a  Christmas   bonus  to  all  employees  in  1998  totaling
approximately $39,700 and expects to pay a Christmas bonus in 1999, in addition to the Company's contribution to the 401K Plan.


Employment Contracts
--------------------

Pursuant to their employment contracts, expiring in 2008, Mr. Griffith and Mr. Carlson are each entitled to receive a base salary ($5,075.90/week) increased by a cost-of-living adjustment each year, plus an incentive performance bonus equal to five percent of the Company's pretax, pre-bonus profit as defined in employment contracts. In addition, Messrs. Griffith and Carlson are entitled to a fixed payment of $10,000 per year. The contracts have an acceleration provision in the event of early termination. The employment contracts also provide for salary continuation in the event of disability and under a Death Benefit Agreement, in the event of death of the employee, the Company is obligated to pay first the employee's contract obligations until the end of the contract and to thence employee's designated beneficiary, a death benefit of approximately $15,052 per month in 1998, increased by an annual cost-of-living adjustment factor until the death of that beneficiary or July 1, 2008, whichever is later.

Mr. Shoemaker has an employment contract expiring in July 2008 entitling Mr. Shoemaker to receive in salary of $2,403.38/week increased by the cost of living and a death benefit agreement which requires the company, in the event of the death of Mr. Shoemaker, to pay to his designated beneficiary $5,000/month until the earliest of March 15, 2008 or the death of the employee and the subsequent death of the employee's designated beneficiary. See material contracts items 10.34, 10.35 and 10.36

The Company owns and is the beneficiary of a key man life insurance policy in the face amount of $1,000,000 each on the lives of Messrs. Griffith and Carlson and in the amount of $500,000 on Mr. Shoemaker. The Company believes that the key man life insurance would provide sufficient funds to the Company for payments of the death benefit and for other corporate purposes in locating and training a replacement for the deceased. The Company had no retirement or deferred compensation plan until April 1996 (see 401K Plan).


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

1988 Stock Option Plan (con't)

The following chart sets forth all of the options held as of June 30, 1998, by each of the officers or directors of GC and by all option holders as a group. All options are currently exercisable.

                                        Options Held
                                    As of June 30, 1998
                                    -------------------
                                                                   Value of
                                                 Average          Unexercised
                                                 Per Share       In-the-Money
                                  No. of         Exercise         Options at
                                  Shares         Price           June 30, 1998
                                  ------         -----           -------------
F. W. Griffith II                 500,000        $ .06              $187,500
Richard R. Carlson                500,000        $ .06               187,500
H. J. Jackson                     130,000        $ .06                40,950
Michael Shoemaker                  50,000        $ .06                15,750
                                   80,000        $ .15                18,000
                                ---------
All officers and directors      1,260,000
Total options outstanding       1,360,000        $.081

No options were exercised in 1998. The value of unexercised options is based on the average of the bid and asked price as of June 30, 1998 at $.375/ share.

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

1998 Stock Option Plan
----------------------

In 1998, GC's Board of Directors adopted the 1998 Stock Option Plan which will be presented for approval by the stockholders at the annual meeting to be held mid January 1999.

401K Retirement Plan
--------------------

In April 1996, the Company's Board of Directors authorized the adoption of the Company's 401K Retirement Plan to enable employees the opportunity to save for future retirement. The Board has authorized a Company matching contribution of up to $300 on a $1 matching for each $3 contributed by the employee. The matching contribution is determined by the Board of Directors and may be changed at any time. At July 31, 1998, 36 employees are participating and the Company's contribution in 1998 was $19,284.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding GC's Common Stock owned on August 31, 1998 (I) by each person or entity who is known by GC to own beneficially more than five percent of GC's Common Stock. (ii) by each of GC's directors and (iii) by all directors and officers of GC as a group:


                      Name                                      Amount
Title of          and Address                               and Nature of       Percent
 Class           of Beneficial                                Beneficial       of Class
                     Owner                                    Ownership

Common       The Griffith Family Trust(1),(2),(4),(6)         1,466,119         26.42%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       Carol Q. Griffith      (1),(6)                      16,279           .29%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       The Carlson Family Trust                         1,478,150         26.64%
             (1),(3),(4)
             c/o GC International, Inc.,
             4671 Calle Carga, Camarillo, CA 93012


All officers and directors as a group(1),(4),(5)              3,023,418         54.49%
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

Messrs Carlson and Griffith, together with their spouses and families, control 2,960,548 shares or 53.35% of the total of 5,548,401 shares outstanding and have the ability to control the company.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Certain Transactions
--------------------

The Company leases from CJ Squared LLC, a limited liability Company formed by F. Willard Griffith II, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $12,765 per month in 1998 under a lease expiring December 31, 1999. The lease contains an annual increase based on the Consumer Price Index.

Mr. Griffith and Mr. Carlson are parties to employment contracts. See "Item Executive Compensation--Employment Contracts."

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

1(a).Financial statements listed in Item 8 above are incorporated herein by reference. (b). Financial statement schedules listed in Item 8 above are incorporated herein by reference.

2.   Reports on Form 8-K. Reference  Exhibits,  Material Contracts 10.29, 10.30,
     10.31 10.32 and 10.33 and F, G, H, I and J below.

3.   Exhibits
     Index to Exhibits (14c)


                         DESCRIPTION                                   REFERENCE

3.1    Articles of Incorporation                                            A
       3.1.1       Restated Articles of Incorporation                       A

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



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                         DESCRIPTION                                   REFERENCE

       10.7.6  Building Lease 320 W. Duarte, Monrovia, Ca. and Amendment    A
       10.8    Letter of Intent with Everest and Jennings
               International, Inc. for purchase of Aero Alloys Division     A
       10.9    Purchase Agreement with Capitol Magnetics
               Division of EMI International                                A
       10.10   Lease Agreement with McDonnell Douglas Finance Corp.         A
       10.11   Lease Agreement with Sovran Leasing                          A
       10.12   Bank Loan Agreement and Amendments with Bank of California   A
       10.13   Form of Directors Indemnification Agreement                  A
       10.14   Employee Bonus Plan                                          A
       10.15   MDFC Lease Agreement                                         B
       10.16   Building Lease, Duarte Lease Extension                       B
       10.17   Building Sublease, Aero Alloys                               B
       10.18   Comerica Loan Agreements                                     B
       10.19   Building Sublease Ventura                                    A
       10.20   Comerica Loan Agreement                                      A
       10.21   Comerica Loan Agreement Modification                         A
       10.22   Bankruptcy Filing GC International                           C
       10.23   Bankruptcy Filing Apollo Masters Corp.                       C
       10.24   Bankruptcy Filing GCI/Aero, Inc.                             C
       10.25   Letter Agreement with Annandale Securities                   D
       10.26   Not Used
       10.27   Not Used
       10.28   Debtors Joint Plan of Reorganization for
               GC International, Inc.  LA 90-07128LF                        E
       10.29   Debtors Joint Seconded Amended Plan of Reorganization for
               GC International, Inc.
               LA 90-07128LF                                                F
       10.30   Order of Court Confirming Discharge and Approval of the
               Second Amended Joint Plan of Reorganization                  F
       10.31   Lease Agreement for 12946 Park Street, Santa Fe Springs,
               California                                                   G
       10.32   Lease Agreement for 4671 Calle Carga, Camarillo, California  H
       10.33   Lease Agreement extension for 4671 Calle Carga,
               Camarillo, Ca                                                I
       10.34 Amendment to amend and restate the employment contract of J Richard R. Carlson.
       10.35   Amendment to amend and restate the employment contract of
               F. Willard Griffith.                                         J
       10.36   Employment contract with Michael Shoemaker                   J









22.    Subsidiaries of the Registrant                                 NONE

Index to Exhibits Reference Legend
----------------------------------

       A            Incorporated by reference to the Company's Registration Statement on Form 10 filed October 19, 1988.
       B            Incorporated by reference to the Company's Form 8-K filed on or about January 6, 1989.
       C            Incorporated by reference to the Company's Form 8-K filed on or about April 5, 1990.
       D            Incorporated by reference to the Company's Form 8-K filed on or about January 2, 1990
       E            Incorporated by reference to the Company's Form 8-K filed on or about November 9, 1990
       F            Incorporated by reference to the Company's Form 8-K filed on or about April 30, 1991
       G            Incorporated by reference to the Company's Form 8-K filed on or about July 17, 1991
       H            Incorporated by reference to the Company's Form 8-K filed on or about September 9, 1991
       I            Incorporated by reference to the Company's Form 10K filed on or about September 20, 1997
       J            Incorporated  by reference to the Comany's  Form 10K filed on or about
                    October 15, 1998

INDEPENDENT AUDITOR'S REPORT
----------------------------



To the Board of Directors and Stockholders
GC International, Inc.


We have audited the accompanying balance sheet of GC International, Inc. as of June 30, 1998 and 1997 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of GC International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GC International, Inc. as of June 30, 1998and 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


The statements of income, retained earnings, and cash flows for the years ended June 30, 1996 were compiled by management. We have not audited or reviewed the 1996 financial statements and, accordingly do not express an opinion or any other form of assurance on them.



Finocchiaro & Company
Pasadena, California
September 2, 1998

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 1998 and 1997

                                                          June 30, 1998   June 30, 1997
                                                          -------------   -------------
ASSETS
Current Assets
     Cash .............................................   $   323,920    $   278,791
     Accounts receivable, net of allowance for
     doubtful of $6,464 in 1998 and $6,607 in 1997 ....       639,886        654,411
     Inventories ......................................       479,772        479,873
     Prepaid expenses .................................         4,277          3,333
     Prepaid income taxes .............................         4,219           --
Deferred tax benefit ..................................        26,044        181,760
                                                          -----------    -----------
                  Total current assets ................     1,478,118      1,598,168

     Property and equipment ...........................       545,251        418,733
Other assets
     Deposits & deferred expenses .....................        35,760         34,123

     Deferred tax benefit .............................       281,164        261,920
                                                          -----------    -----------


                   Total other assets .................       316,924        296,043
                                                          -----------    -----------

Total Assets ..........................................   $ 2,340,293    $ 2,312,944
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable .................................   $   130,858    $   138,219
     Accrued expenses .................................       696,903        734,641
     Income taxes payable .............................          --           55,635
     Note payable .....................................       266,713        527,002
                                                          -----------    -----------

         Total current liabilities ....................     1,094,474      1,455,497

Other Liabilities
     Note payable, net of current portion .............       172,725        146,307
     Liability reserve ................................       120,000           --
     Liability reserve ................................       200,000        320,000
                                                          -----------    -----------

         Total other liabilities ......................       492,725        466,307
                                                          -----------    -----------

         Total liabilities ............................     1,587,199      1,921,804

Commitments and contingencies

Stockholders' equity:
     Common stock, without par value. 30,000,000 shares
        authorized, 5,548,401 shares in 1998 and
         in 1997 issued and outstanding ...............     1,791,590      1,791,590
     Accumulated deficit ..............................    (1,038,496)    (1,400,450)
                                                          -----------    -----------


         Total stockholders' equity ...................       753,094        391,140
                                                          -----------    -----------

         Total Liabilities and Stockholders' Equity ...   $ 2,340,293    $ 2,312,944
                                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1998, 1997 and 1996

                                                                        (Unaudited)
                                               1998           1997           1996
                                          -----------    -----------    -----------
Net sales .............................   $ 5,590,366    $ 5,406,840    $ 5,277,155
Cost of sales .........................     3,664,447      3,632,410      3,567,342
                                          -----------    -----------    -----------
Gross profit ..........................     1,925,919      1,774,430      1,709,813
Operating expenses:
  Selling .............................       234,888        243,487        166,640
  General & Administrative ............    (1,155,392)     1,069,604      1,042,499
                                          -----------    -----------    -----------
Income from operations ................       535,639        461,339        500,674
Other income (expense)
 Interest, net ........................        (7,320)        (5,163)       (32,883)
 Other ................................      (120,920)        19,798        (72,560)
                                          -----------    -----------    -----------
Income before income taxes &
 extraordinary items ..................       407,397        475,974        395,231

Loss from discontinued operations .....           -0-         55,670            -0-
Provision for income taxes ............       174,650        258,547        208,174
                                          -----------    -----------    -----------

Income before extraordinary item ......       232,747        161,757        187,057

Extraordinary item ....................       129,207         71,177        (52,872)
                                          -----------    -----------    -----------

Net income ............................   $   361,954    $   232,934    $   134,185
                                          ===========    ===========    ===========

Earnings per common share
 Basic earnings per share
 Income from continuing operations ....   $      0.04    $      0.04    $      0.03
 Loss from discontinued operations ....          --      $     (0.01)          --
                                          -----------    -----------    -----------
 Income before extraordinary item .....   $      0.04    $      0.03    $      0.03
 Extraordinary item ...................   $      0.03    $      0.01    ($     0.01)
                                          -----------    -----------    -----------

         Net income ...................   $      0.07    $      0.04    $      0.02
                                          ===========    ===========    ===========

     Diluted earnings per share
      Income from continuing operations   $      0.04    $      0.04    $      0.03
      Loss from discontinued operations          --             0.01           --
                                          -----------    -----------    -----------
      Income before extraordinary item    $      0.04    $      0.03    $      0.03
      Extraordinary item ..............   $      0.02    $      0.01    ($     0.01)
                                          -----------    -----------    -----------

         Net income ...................   $      0.06    $      0.04    $      0.02
                                          ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                        STATEMENTS OF STOCKHOLDERS'EQUITY
                For the Years Ended June 30, 1998, 1997 and 1996

                                                Common Stock
                                           Number        Dollar      Accumulated
                                         of Shares        Value        Deficit         Total

1996
Stockholders' equity at June 30, 1995     5,748,499    $ 1,791,590   $(1,767,569)   $    24,021
Net Income ..........................          --             --         134,185        134,185
                                        -----------    -----------   -----------    -----------

Stockholders' equity at June 30, 1996     5,748,499    $ 1,791,590   $(1,663,384)   $   158,206


1997

Net Income ..........................          --             --         232,934           --
Retirement of common stock ..........      (200,098)          --            --             --
                                        -----------    -----------   -----------    -----------

Stockholders' equity at June 30, 1997     5,548,401    $ 1,791,590   $(1,400,450)   $   391,140


1998

Net Income ..........................          --             --         361,954           --
                                        -----------    -----------   -----------    -----------

Stockholders' equity at June 30, 1998     5,548,401    $ 1,791,590   $(1,038,496)   $   753,094
                                        ===========    ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                For the Years ended June 30, 1998, 1997 and 1996
                                                                                    (Unaudited)
                                                              1998         1997         1996
                                                           ---------    ---------    ---------
Cash flows from operating activities:
Net income ..............................................  $ 361,954    $ 232,934    $ 134,185
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization ........................    121,192       87,332       71,567
   Gain on sale of property, plant & equipment ..........     (1,500)      (1,317)        --
Changes in operating assets & liabilities:
   Receivables decrease .................................     14,525       (5,975)     122,654
   Inventory (increase) decrease ........................        101       59,524        3,984
   Accounts payable increase (decrease) .................     (7,361)     (15,507)    (291,631)
   Accrued liabilities increase (decrease) ..............    (37,738)    (103,539)     101,183
   Income taxes payable increase ........................    (59,854)      54,835         --
   Reserve liability decrease ...........................       --        (32,337)        --
   Deferred tax decrease ................................    136,472      209,727      207,442
   Prepaid expenses (increase) decrease .................       (944)      (3,333)       9,050
   Other assets and deposits (increase) decrease ........     (1,637)      19,634        5,553
                                                           ---------    ---------    ---------

   Net cash provided by operating activities ............    525,210      501,978      363,993

Cash flow from investing activities:
         Purchase of property, plant & equipment ........   (247,710)    (143,661)    (112,589)
         Proceeds from sale of property, plant
           & equipment ..................................      1,500        1,317         --
                                                           ---------    ---------    ---------

   Net cash used by investing activities ................   (246,210)    (142,344)    (112,589)

Cash flows from financing activities:
   Payments on short term borrowings ....................       --       (216,711)    (106,989)
   Payments on long term debt ...........................   (345,075)     (40,187)     (86,745)
         New long term borrowings .......................    111,204         --           --
                                                           ---------    ---------    ---------

   Net cash used by financing activities ................   (233,871)    (256,898)    (193,734)

Increase in cash and cash equivalents ...................     45,129      102,736       57,670

Cash and cash equivalents, beginning ....................    278,791      176,055      118,385
                                                           ---------    ---------    ---------

Cash and cash equivalents, ending .......................  $ 323,920    $ 278,791    $ 176,055
                                                           =========    =========    =========
Cash paid during year for
           Interest .....................................  $   7,320    $  16,886    $  41,735
           Income taxes .................................     58,824        3,050        1,574

The accompanying notes are an integral part of these financial statements

                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)   DESCRIPTION OF BUSINESS

GC International, Inc. (the "Company") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies and for the production of audio recording master discs.

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

Income Taxes
------------
Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for timing differences principally in the recognition of depreciation expense and California franchise tax for financial reporting and tax purposes.

Net Income Per Share
--------------------
Earnings per common and common equivalent share are based upon the weighted average number of shares outstanding during each period, adjusted for stock options which are considered common stock equivalents, when dilutive. Both Basic EPS and Dilutive EPS were calculated using Treasury Stock method. The market value used is based on the average of bid and asked price at June 30, 1998 and was $ .358.

                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

Presentation
------------
For financial statement reporting purposes, certain reclassifications of prior years' balances have been made to conform to the 1998 presentation.

The financial statements for the years ended June 30, 1996 were restated to account for the recognition of deferred tax benefits that resulted primarily from net operating losses and deductible timing differences of accrued expenses. As a result of these changes, net income for the year ended June 30,1997 decreased by $207,448.

Related Party Transactions
--------------------------
A building is leased from CJ Squared LLC, a Limited Liability Company, formed by
F. Willard Griffith, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $12,765 per month under a lease expiring December 31, 1999. The lease contains an annual increase based upon the Consumer Price Index.

                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

(3)      INVENTORIES
Inventories at June 30, 1998 and 1997 consisted of:
                                                          1998             1997
                                                          ----             ----
                          Raw material               $   58,411        $  51,858
                          Work in process               421,361          428,015
                                                        -------        ---------

                                                      $ 479,772        $ 479,873
                                                      =========        =========

(4)      PROPERTY AND EQUIPMENT
Property and equipment at June 30, 1998 and 1997 consisted of:


                                                                     Estimated
                                          1998           1997       useful lives
                                      -----------    -----------    ------------
Machinery and equipment ...........   $ 1,036,186    $   810,066    5 to 15years
Automobile and trucks .............       157,610        183,485    3 to 15years
Office equipment ..................       103,376         88,811    3 to 15years
Leasehold improvements ............       180,508        172,626    2 to 10years
Idle Assets .......................        86,742        121,652    5 to 15years

Construction in progress ..........          --              446
                                      -----------    -----------

                                        1,564,422      1,377,086
Less accumulated depreciation and
       amortization ...............    (1,019,171)      (958,352)
                                      -----------    -----------
                                      $   545,251    $   418,733
                                      ===========    ===========

Depreciation expense for the years ended June 30, 1998 and 1997 totaled $121,192 and $87,332, respectively.

                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)      NOTES PAYABLE
         Notes payable at June 30, 1998 and 1997 consists of the following:

                                                                                      1998       1997
                                                                                      ----       ----


Equipment purchase, 60-month note from a supplier at an interest rate of 10% and
a monthly payment of $956 until September 1999  ................................   $  2,821   $ 13,429

Equipment purchase,  48-month lease from a supplier at an interest rate of 9.66%
and a monthly payment of $254
until February 1999  ...........................................................      1,963      4,681

Automobile purchase, 60 months from GMAC at an interest rate
of 15.45% and a monthly payment of $991 until June 2001  .......................     28,397     35,306

Forklift  purchase,  60 months from a supplier at an interest rate of 12.27% and monthly payments of $340 until
September 1998. 1,235 ..........................................................      4,653

Automobile purchase, 60 months from GMAC at an interest rate
of 11% and a monthly payment of $950 until June 2002  ..........................     36,753     43,689


Equipment  purchase,  24 month lease from  Pyrotek at An 0% interest  rate and a monthly payment of $817
until October 1999  ............................................................     13,079          0

Equipment purchase,  60 month lease from a supplier at And interest rate of 8.5%
and a monthly payment of $1,879
until December 2002  ...........................................................     84,073          0

Automobile purchase, 60 months from Chase at an interest rate
of 16.25% and a monthly payment of $444 until April 2002  ......................     15,137     17,772




                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                                                                       1998       1997
                                                                                   --------   --------
Note due to EPA for cleanup for Raytee, a former division of the Company,  at an approximate  interest  rate of 5.7% and and an annual  payment of  $20,000 plus interest until
August 2000  ...................................................................     60,000     80,000

Notes payable, with zero interest rate due May 1998  ...........................    195,980    473,779
                                                                                   --------   --------

Total debt .....................................................................    439,438    673,309
Less: current maturities of notes payable ......................................    266,713    527,002
                                                                                   --------   --------
Long-term portion ..............................................................   $172,725   $146,307
                                                                                   ========   ========

         Maturities of long-term debt at June 30, 1998 for the succeeding fiscal years are as follows:
                                                          1999         $ 62,365
                                                          2000          63,832
                                                          2001          35,528
                                                          2002          11,000
(6)      STOCK OPTION PLAN
  The Company has a stock option plan which was adopted in June 1988 providing for the issuance of up to 1,700,000 shares of common stock to key employees. During 1998 no options were granted. The Plan provides that options be granted at exercise prices equal to market value on the date the options are granted. The options outstanding are all currently exercisable and expire in 2013. As of June 30, 1998, there were no stock options exercised and 1,360,000 options outstanding.

(7)      COMPENSATION ARRANGEMENTS
  The Company has entered into employment contracts which expire in 2008 with two of its principal officers. The terms of each contract call for a base compensation and fixed payment totaling approximately $215,696 per annum plus an incentive bonus of 5% of the consolidated pretax profit of the Company. The fixed payment and bonus was accrued during 1998.

                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
(8)      COMMITMENTS AND CONTINGENCIES
  Leases - Leases of Company facilities are classified as operating leases and expire on various years through 2006. Of the two building leases, at June 30, 1998, one was with related parties. With the exception of the lease described below, leases generally require the Company to pay most costs, such as property taxes, maintenance and insurance.

         In 1991, the Company signed a 10-year lease with a non-related party for a 45,864 square foot building. The lease was renegotiated in May 1996 and extended to expire on August 31, 2006 with extensions. The lease requires a 7% increase every 30 months. At June 30, 1998 the lease rate was $19,736 per month.

         In 1983, the Company signed a 7-year, 9-month lease with a related party for a 30,000 square foot building. The lease was renegotiated in November 1993 and extended to expire on December 31, 1999. The lease contains an annual increase based on the Consumer Price Index. At June 30, 1998 the lease rate was $12,943 per month.

         The following is a schedule of future minimum lease payments for those operating leases which have remaining terms in excess of one year:

                           1999                $  397,560
                           2000                   329,994
                           2001                   253,404
                           2002-2007            1,687,194

         Rent expense charged to operations for the years ended June 30, 1998, and 1997 was approximately $379,154, and $383,667 respectively.

         Environmental Remediation Costs - In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by Raytee, a former division of the Company.

                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


         The Company has made three principal payments of $20,000 each in August 1996, 1997 and 1998. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.

         Based on the settlement reached with the EPA in August 1997 for the interim claim, the company believes its reserve for any future liability in the amount of $120,000, as of June 30, 1998, is adequate to cover any final claim.

         Litigation Reserves - The company has established a reserve for expected litigation costs in connection with the settlement of certain outstanding liabilities. The company believes that the $200,000 reserve at June 30, 1998 is sufficient to cover potential litigation expenses.

(9)      EARNINGS PER SHARE

          The following data show the amounts used in computing earnings per share for the years ended June 30, 1998, 1997 and 1996.

                                                  1998         1997        1996
Income available to common stockholders
   basic and duluted                          $  232,747   $  217,427   $187,057
Weighted average number of common shares
   used in basic EPS                           5,548,401    5,727,122  5,748,499
Effect of dilutive securities stock options    1,007,011      114,928      9,683
                                               ---------    ---------    -------
Weighted average number of common shares and
   dilutive potential common stock used in
   diluted EPS                                 6,555,412    5,842,050 5,758,1982
                                               =========    ========= ==========

(10)     PROVISION FOR INCOME TAXES
         Provision for income taxes consists of the following:

                                      Federal            State            Total
1998                                 -------------------------------------------
Current ....................         $   --             37,950          $ 37,950
Deferred ...................          158,497          (21,797)          136,700

1997
Current ....................         $  3,651         $ 45,169          $ 48,820
Deferred ...................          209,296              431           209,727

1997
Current ....................         $   --           $    800          $    800
Deferred ...................          181,823           25,551           207,374

A reconciliation of the Federal and State statutory tax rate and the effective tax rate is as follows:

                                          1998           1997              1996
                                        -------        --------          -------
Statutory Federal and State tax rate     16.4%           11.4%             0.5%
Utilization of net operating loss        27.2            44.7             51.6
Other, net                               (9.0)           (2.4)             8.7
                                         ------          ----              ---
Effective income tax rates               34.6%           53.6%            60.8%
                                        ========         =====            =====

As of June 30, 1998, the Company estimates that it has available for Federal income taxes purposes approximately $161,800 of investment tax credit carry forwards which expire in the year 2006.

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred assets and liabilities consist of the following:
                 Deferred tax assets:         1998          1997          1996
                                           ---------    -----------     --------
Net operating loss ...................      $   --        $156,968      $381,174
 Accrued expenses ....................       370,301       341,682       342,533
Deferred tax liabilities:
 Depreciation tax basis
 of property & Equipment .............      $ 63,093      $ 54,970      $ 70,300
(11)     EXTRAORDINARY ITEM

         The extraordinary gain of $145,634, less income taxes of $16,427, results from the Company's arrangement to restructure certain debt during the year ended June 30, 1998.

                             GC INTERNATIONAL, INC.
                   SCHEDULE V-- PROPERTY, PLANT AND EQUIPMENT
                For the Years Ended June 30, 1998, 1997 and 1996

                                             Transfer         Other
                                Balance at     From        Changes                                         Balance
                                Beginning                                Construction     add              at End
               Description      of Period    Additions     Retirements   In Progress    (Deduct)           Period
               --------------------------------------------------------------------------------------------------
Year ended June 30, 1998
  Machinery and equipment    $   810,066   $   225,674    $      --      $       446    $      --      $ 1,036,186
  Office equipment .......        88,811        14,565           --             --             --          103,376
  Automobiles and trucks .       183,485          --           29,875           --             --          157,610
  Leasehold improvements .       172,626         7,882         34,911           --             --          180,508
  Idle Assets ............       121,652          --             --             --             --           86,741
  Constriction in Progress           446          --             --             (446)          --             --
                             -----------   -----------    -----------    -----------    -----------    -----------

                             $ 1,377,086   $   248,121    $    60,786    $      --      $      --      $ 1,564,421
                             ===========   ===========    ===========    ===========    ===========    ===========

Year ended June 30, 1997



Machinery and equipment ..   $   753,703   $    48,241         (6,432)   $    14,554    $      --      $   810,066
Office equipment .........        71,530        17,281           --             --             --           88,811
Automobiles and trucks ...       152,533        71,859        (40,907)          --             --          183,485
Leasehold improvements ...       166,347         6,279           --             --             --          172,626
Construction in Progress .        15,000          --             --          (14,554)          --              446
Idle Assets ..............       121,652          --             --             --             --          121,652
                             -----------   -----------    -----------    -----------    -----------    -----------


                             $ 1,280,765   $   143,660    $   (47,339)   $      --      $      --      $ 1,377,086
                             ===========   ===========    ===========    ===========    ===========    ===========

Year ended June 30, 1996

  Machinery and equipment    $   756,608   $    39,348    $      --      $      --      $   (42,253)   $   753,703
  Office equipment .......        70,716         1,400           --             --             (586)        71,530
  Automobiles and trucks .       106,301        46,232           --             --             --          152,533
  Leasehold improvements .       144,984        10,608           --             --           10,755        166,347
  Construction in progress          --          15,000           --             --             --           15,000
  Idle Assets ............        89,568          --             --             --           32,084        121,652
                             -----------   -----------    -----------    -----------    -----------    -----------

                             $ 1,168,177   $   112,588    $      --      $      --      $      --      $ 1,280,765
                             ===========   ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
        SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                For the Years Ended June 30, 1998, 1997 and 1996

                                        Additions
                                        Charged to                   Other
                            Balance at    Costs                     Changes      Balance
                             Beginning     and          Retire-       Add         at End
   Description              of Period   Expenses         ments       Deduct      of Period
-------------------------   ----------  --------      ----------    --------    ----------
Year ended June 30, 1998
Machinery and equipment    $  541,915   $   86,798    $     --      $     --      $  628,713
Office equipment .......       65,142        7,140          --            --          72,282
Automobiles and trucks .       76,048       23,536       (25,464)         --          74,120
Leasehold improvements .      155,711        3,719          --            --         159,430
Idle Assets ............      119,352         --         (34,911)         --          84,625
                           ----------   ----------    ----------    ----------    ----------

Year ended June 30, 1997   $  958,352   $  121,193    $  (60,375)   $     --      $1,109,170
                           ==========   ==========    ==========    ==========    ==========

Machinery and equipment    $  479,015   $   69,332    $   (6,432)   $     --      $  541,915
Office equipment .......       60,548        4,594          --            --          65,142
Automobiles and trucks .      106,301       10,655       (40,908)         --          76,048
Leasehold improvements .      152,960        2,751          --            --         155,711
Idle Assets ............      119,536         --            --            --         119,536
                           ----------   ----------    ----------    ----------    ----------

                           $  918,360   $   87,332    $  (47,340)   $     --      $  958,352
                           ==========   ==========    ==========    ==========    ==========

Year ended June 30, 1996
Machinery and equipment    $  452,653   $   64,943    $     --      $  (38,581)   $  479,015
Office equipment .......       56,737        4,397          --            (586)       60,548
Automobiles and trucks .      104,967        1,334          --            --         106,301
Leasehold improvements .      144,984          893          --           7,083       152,960
Idle Assets ............       87,452         --            --          32,084       119,536
                           ----------   ----------    ----------    ----------    ----------

                           $  846,793   $   71,567    $     --      $     --      $  918,360
                           ==========   ==========    ==========    ==========    ==========

                                       31

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                For the Years Ended June 30, 1998, 1997 and 1996

                                                               Other
                           Balance at Charged to  Charged to   Charges
                           Beginning  Costs and     Other       Add    Balance at
Year   Description          of Year    Expenses    Accounts   (Deduct) End of Year
----   -----------          -------    --------    --------   -------- -----------
1998 Allowance for
   doubtful accounts ...   $   6,607   $  5,195   $ (5,338)   $  --     $  6,464
                           =========   ========   ========    =======   ========

1997 Allowance for
   doubtful accounts ...   $   6,361   $ 28,229   $(27,983)   $  --     $  6,607
                           =========   ========   ========    =======   ========


1996 Allowance for
   doubtful accounts ...   $   8,129   $  7,132   $ (8,900)   $  --     $  6,361
                           =========   ========   ========    =======   ========


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                       SCHEDULE IX--SHORT-TERM BORROWINGS
                For the Years Ended June 30, 1998, 1997 and 1996

                                           Maximum          Average        Weighted
         Category                          Weighted          Amount         Amount      Average
         Aggregate             Balance     Average        Outstanding    Outstanding    Interest
         Short-Term           at End of    Interest        During the     During the   During the
         Borrowings            Period       Rate            Period         Period(1)    Period(2)
         ----------           ------        ----            ------          ------       ------
Year ended June 30, 1998      $   --         -%             $   --         $   --         -%
  Amounts payable to:
  Banks for borrowings

Year ended June 30, 1997      $   --        10.50%          $171,499       $ 85,750       10.12%
   Amounts payable to:
   Banks for borrowings

Year ended June 30, 1996      $171,499      10.50%          $368,781       $263,454       11.61%
   Amounts payable to:
   Banks for borrowings
  ------------------

(1) The average amount of short-term borrowings is determined by using the average daily balances divided by 365.

(2) The weighted average interest rate is
computed  by  dividing  total  interest   expense  by  the  average   short-term
borrowings.

                                       33

                              GC INTERNATIONAL, INC
             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                For the Years Ended June 30, 1998, 1997 and 1996



         Item                     Charged to Costs and Expenses
         ----                     -----------------------------
                                 1998              1997              1996
                                -----             ------            -----
Repairs and Maintenance        $88,255           $85,776           $67,267

Other items are not set forth inasmuch as each such item does not exceed 1% of total sales as shown in the accompanying consolidated statements of operations or is disclosed elsewhere in the accompanying consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     GC International, Inc.
                                                              (Registrant)



Date: September  29, 1997           By:     F. Willard Griffith II
                                            F. Willard Griffith II
                                            Chairman and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September  29, 1997           By:  F. Willard Griffith II
                                         F. Willard Griffith II
                                         Principal Executive Officer
                                         and Principal Financial Officer



Date: September  29, 1997           By:  Richard R. Carlson
                                         Richard R. Carlson
                                         Director and President




Date: September  29, 1997           By:  Carol Q. Griffith
                                         Carol Q. Griffith
                                         Director



Date: September  29, 1997           By: Carol J. Carlson
                                        Carol J. Carlson
                                        Director