Form 10-Q
period 1998-09-30
GC INTERNATIONAL INC /CA
filed 1998-11-10
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------

                                    FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1998
                                --------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to _____________________


                        Commission file number 000-17259
                                               ---------

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


     Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes ___ No _X_


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

                             GC INTERNATIONAL, INC.

                                      INDEX
PART I.   FINANCIAL INFORMATION:
--------------------------------

Item 1.      Financial Statements

                     Unaudited Condensed Balance Sheets
                         September 30, 1998 and June 30, 1998...............................1


                     Unaudited Condensed Statements of Operations
                     Three months ended September 30, 1998
                         and September 30, 1997.............................................2

                           Unaudited Statements of Cash Flows for the Three months
                             Ended September 30, 1998 and September 30, 1997................3

                           Notes to Unaudited Condensed Financial Statements
                             Ended September 30, 1998 and September 30, 1997................4



         Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation............................4



PART II.   OTHER INFORMATION:
-----------------------------

         Item 1.      Legal Proceedings.....................................................6


         Item 2.      Changes in Securities.................................................6

         Item 3.      Defaults Upon Senior Securities.......................................6


         Item 4.      Submission of Matters to a Vote
                       of Security Holders..................................................6

         Item 5.      Other Information.....................................................6


         Item 6.      Exhibits & Reports on Form 8-K........................................6


                      Signatures .......................................................... 7

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                        September 30            June 30
                                            1998                  1998
                                          Unaudited           -----------
                                         -----------
ASSETS
Current Assets
  Cash                                  $  368,756             $ 323,920
  Accounts receivable, net of
    Allowance for doubtful accounts
    of $6,464 at September 30 and
     $6,464 at June 30, 1998               698,419               639,886
  Inventories                              489,280               479,773
Prepaid expenses                             2,679                 8,496
Deferred tax benefit                        26,044                26,044
                                         ----------             --------

    Total current assets                 1,585,177              1,478,119

  Property and equipment, net              546,805                545,250
  Deposits & deferred expenses              39,012                 35,760
  Deferred tax benefit                     281,164                281,164
                                         ---------              ---------

    Total assets                        $2,452,158             $2,340,293
                                         =========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                      $  184,286             $  130,858
  Accrued expenses                         698,480                696,904
  Income taxes payable                      24,915                      -
  Notes payable                            258,168                266,713
                                         ---------              ---------

    Total current liabilities            1,165,849              1,094,474


Other Liabilities:
  Notes payable, net of current portion    140,912                172,726
  Other long term debt                     120,000                120,000
  Litigation Reserve                       200,000                200,000

Stockholders' equity:
  Common stock, without par value        1,791,590              1,791,590
  Accumulated deficit                     (966,192)            (1,038,497)
                                         ----------            -----------

    Net stockholders' equity               825,397                753,093

    Total Liabilities and
      Stock Holders Equity              $2,452,158             $2,340,293
                                         =========              =========


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                       3 Months Ended
                                         -------------------------------------
                                      September 30, 1998   September 30, 1997
                                          (Unaudited)            (Unaudited)
                                          -----------            -----------
Net sales                                 $1,456,212            $1,382,715

Cost of sales                                927,101               913,874
                                           ---------             ---------

Gross profit                                 529,111               468,841

Operating expenses:
  Selling                                     68,650                48,505
  General & Administrative                   361,926               282,676
                                           ---------             ----------

Income from operations                        98,535               137,660


Other income (expense)
  Interest, net                               (4,040)               (4,292)
  Other                                      (13,181)               (2,636)
                                           ----------            ----------

Income before income taxes                    81,314               130,732

Provision for income taxes                     9,010                52,042
                                           ---------             ---------

Net income                                $   72,305            $   78,690
                                           =========             =========


Earnings per common share
  Primary and Fully diluted                    $0.01                 $0.01

Weighted average shares outstanding
  Primary                                  5,548,401             5,798,721
  Fully diluted                            5,548,401             5,798,721


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                                       3 Months Ended
                                           -------------------------------------
                                            September 30, 1998  September 30,1997
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
Cash flows from operating activities:
-------------------------------------
Net income                                       $  72,305       $  78,690
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   31,843          25,912
    Gain on sale of property, plant & equipment     (1,850)              -

Adjustments to cash from operations:
------------------------------------
    Accounts Receivables       (incr)decr          (58,533)        (55,468)
    Inventory                  (incr)decr           (9,507)         25,785
    Accrued payable            (incr)decr           53,428         (38,164)
    Accrued liabilities        (incr)decr            1,576          (7,860)
    Income taxes payable       (incr)decr           24,915          11,763
    Reserve liability          (incr)decr                -            (665)
    Deferred tax               (incr)decr                -          47,679
    Prepaid expenses           (incr)decr            5,818          10,402
    Other assets & deposits    (incr)decr           (3,252)        (25,798)
                                                  ---------       ---------

      Net cash provided by operating activities    116,742          72,276

Cash flows from investing activities:
-------------------------------------
      Purchase of property, plant & equipment      (33,398)         (7,025)
      Proceeds from sale of property, plant
        & equipment                                  1,850               -
                                                  --------        --------

      Net cash provided by investing activities    (31,548)         (7,025)

Cash flows from financing activities:
-------------------------------------
      Payments on short term borrowings             (8,548)        (29,748)
      Net cash used by financing activities        (31,813)        (28,947)
      New long term borrowings                           -               -
                                                  --------        --------

      Net cash provided by financing activities    (40,358)        (58,695)

Increase in cash and cash equivalents               44,836           6,556

Cash at beginning of period                        323,920         278,791
                                                  --------         -------

Cash at end of period                            $ 368,756       $ 285,346
                                                  ========        ========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1998, and June 30, 1998, and the results of it's operation for the three months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                      September 30       September 30
                                          1998               1997
                                          ----               ----

              Raw materials             $ 60,675           $ 51,385
              Work in process            428,605            402,703
                                         -------            -------

                     Total              $489,280           $454,088
                                         =======            =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of September 30, 1998, the Company's cash position was $368,756 and working capital was a positive $419,329, compared to cash of $245,346 in the prior period. The cash position improved during the quarter as a result of the profit of the Company. Management believes that these funds and cash flow from operations are adequate to fund ongoing operations. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------
The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 1998, the Company has been able to arrange satisfactory equipment and automobile leases or purchase contracts.

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1999. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of debt repayments and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.

Factors Affecting Future Results
--------------------------------
The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at September 30, 1998 was $190,899 compared to $443,021 at September 30, 1997.

The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by a former division. The Company made the third payment of $20,000 in August 1998, with the last payment due August 2000. Based on the settlement reached with the EPA in 1996 for the interim claim, the Company believes that its reserve for future liability in the amount of $120,000 is adequate to cover any final settlement.

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

Results of Operations
---------------------
Comparison of three months ended September 30, 1998, and September 30, 1997.

The Company's sales for the three months ending September 30, 1998, increased slightly by $73,497 or 5.3% over the comparable period of the prior year.

As a result of the continuing growth in the Company's markets, the backlog which was approximately $1,852,052 at June 30, 1998, increased slightly and at September 30, 1998 was approximately $1,979,000. There is no assurance that the growth will continue or that the Company's sales efforts will continue to be successful.

The cost of sales decreased to 63.7% compared to 66.1% in the prior year period, primarily as a result of increased efficiencies in manufacturing, achieved partly through investment in new production equipment. Operating expenses increased to $430,576 (approximately $100,000) compared to $331,181 in the prior period as a result of increased investment in the Company's sales and marketing program and increases in G&A costs including audit and tax preparation and investment in administrative staff for planned growth. As a result, the profit for the quarter before taxes was $81,314 compared to $130,732 for the prior year. Provision for income taxes was lower because of tax credits and over-payments. Therefore, the net income after taxes remained relatively constant at 5% of sales versus 5.7% for the prior year. The profit per share for the three month period remain constant at $.01/share.

PART II



Item 1   Legal Proceedings:  None

Item 2   Changes in Securities:  Not Applicable

Item 3   Defaults upon Senior Securities:  Not Applicable

Item 4   Submission of Matters to a Vote of Securities Holders:  Not Applicable.

Item 5   Other Information:  None

Item 6   Exhibits and Reports on Form 8K:  None



-----------


                             GC INTERNATIONAL, INC.
                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GC International, Inc.
                             ----------------------
                                  (Registrant)


  November 12, 1998                  F. Willard Griffith II
-------------------                  -------------------------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer