Form 10-K/A
period 1998-09-30
GC INTERNATIONAL INC /CA
filed 1999-01-07
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                  FORM 10-K/A

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


                                            GC International, Inc.
                                                (Registrant)



Date: January 7, 1999               By: /s/ F. Willard Griffith II
                                            --------------------------
                                            F. Willard Griffith II
                                            Chairman and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: January 7, 1999               By: /s/ F. Willard Griffith II
                                        ------------------------------------
                                            F. Willard Griffith II
                                            Principal Executive Officer
                                            and Principal Financial Officer



Date: January 7, 1999               By: /s/ Richard R. Carlson
                                        ------------------------------------
                                            Richard R. Carlson
                                            Director and President



Date: January 7, 1999               By: /s/ Carol Q. Griffith
                                        ------------------------------------
                                            Carol Q. Griffith
                                            Director


Date: January 7, 1999               By: /s/ Carol J. Carlson
                                        -----------------------------------
                                            Carol J. Carlson
                                            Director