Form 10-Q
period 1998-12-31
GC INTERNATIONAL INC /CA
filed 1999-02-12
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  December 31, 1998
                                -----------------

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

                             GC INTERNATIONAL, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

                 Unaudited Condensed Balance Sheets
                   December 31, 1998 and June 30, 1998........................1


                 Unaudited Condensed Statements of Operations
                 Three and six months ended December 31, 1998
                   and December 31, 1997......................................2

                 Unaudited Statements of Cash Flows for the three months
                   Ended December 31, 1998 and December 31, 1997..............3

                       Notes to Unaudited Condensed Financial Statements
                         Ended December 31, 1998 and December 31, 1997........4



    Item 2.  Management's Discussion and Analysis of
                      Financial Condition & Results of Operation..............4



PART II.   OTHER INFORMATION:

    Item 1.      Legal Proceedings............................................6


    Item 2.      Changes in Securities........................................6

    Item 3.      Defaults Upon Senior Securities..............................6


    Item 4.      Submission of Matters to a Vote
                       of Security Holders....................................6

    Item 5.      Other Information............................................6


    Item 6.      Exhibits & Reports on Form 8-K...............................6


                 Signatures ................................................. 6

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                 December 31, 1998 June 30, 1998
                                                     Unaudited
                                                     ---------     -------------
ASSETS
Current Assets
  Cash .......................................     $   329,776      $   323,920
  Accounts receivable, net of
    Allowance for doubtful accounts
    of $6,464 at December 31 and
     $6,464 at June 30, 1998 .................         650,341          639,886
  Inventories ................................         531,408          479,773
Prepaid expenses .............................          31,285            8,496
Deferred tax benefit .........................          26,044           26,044
                                                   -----------      -----------

    Total current assets .....................       1,568,854        1,478,119

  Property and equipment, net ................         620,235          545,250
  Deposits & deferred expenses ...............          42,992           35,760
  Deferred tax benefit .......................         268,128          281,164
                                                   -----------      -----------

    Total assets .............................     $ 2,513,245      $ 2,340,293
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................     $   201,486      $   130,858
  Accrued expenses ...........................         668,457          696,904
  Income taxes payable .......................           7,455             --
  Notes payable ..............................         268,128          266,713
                                                   -----------      -----------

    Total current liabilities ................       1,145,526        1,094,474

Other Liabilities:
  Notes payable, net of current portion ......         209,612          172,726
  Other long term debt .......................         320,000          320,000
                                                   -----------      -----------
    Total other liabilities ..................         529,612          492,726
                                                   -----------      -----------

         Total liabilities ...................       1,657,138        1,587,200
                                                   -----------      -----------

Stockholders' equity:
  Common stock, without par value ............       1,791,590        1,791,590
  Accumulated deficit ........................        (953,483)      (1,038,497)
                                                   -----------      -----------

    Net stockholders' equity .................         838,107          753,093

    Total Liabilities and
      Stock Holders Equity ...................     $ 2,513,245      $ 2,340,293
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                             3 Months Ended                6 Months Ended
                                      --------------------------     -------------------------
                                         12/31/98       12/31/97       12/31/98      12/31/97
                                              (Unaudited)                   (Unaudited)
                                              -----------                   -----------
Net sales .........................   $ 1,340,383    $ 1,427,334    $ 2,796,596    $ 2,810,049
Cost of sales .....................       885,789        905,915      1,812,890      1,819,789
                                      -----------    -----------    -----------    -----------

Gross profit ......................       454,594        521,419        983,706        990,260

Operating expenses:
  Selling .........................        73,875         57,626        142,525        106,131
  General & Administrative ........       308,394        265,703        670,321        548,379
                                      -----------    -----------    -----------    -----------

Income from operations ............        72,324        198,090        170,860        335,750


Other income (expense)
  Interest, net ...................          (584)           336         (4,624)        (3,956)
  Other ...........................       (49,821)       (39,797)       (63,002)       (42,432)
                                      -----------    -----------    -----------    -----------

Income before income taxes ........        21,919        158,629        103,234        289,362


Provision for income taxes ........         9,210         68,497         18,220        120,539
                                      -----------    -----------    -----------    -----------

Net income ........................   $    12,709    $    90,132    $    85,014    $   168,823
                                      ===========    ===========    ===========    ===========


Earnings per common share
  Primary and Fully diluted .......   $      0.00    $      0.02    $      0.01    $      0.03

Weighted average shares outstanding
  Primary .........................     5,798,721      5,798,721      5,798,721      5,798,721
  Fully diluted ...................     5,798,721      5,798,721      5,798,721      5,798,721

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                                        6 Months Ended
                                             -----------------------------------
                                             December 31, 1998  December 31,1997
                                                   (Unaudited)  (Unaudited)
                                                   -----------  -----------
Cash flows from operating activities:
Net income .....................................   $  85,014    $ 168,823
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization ..............      55,423       54,885
    Gain on sale of property, plant & equipment       (1,850)      (1,500)

Adjustments to cash from operations:
    Accounts Receivables ....... (incr)decr ...      (10,455)      24,998
    Inventory .................. (incr)decr ...      (51,635)       8,668
    Accrued payable ............  incr(decr)...       70,629       10,209
    Accrued liabilities ........  incr(decr)...      (28,447)     (25,843)
    Income taxes payable .......  incr(decr)...        7,455      (31,905)
    Reserve liability ..........  incr(decr)...         --          5,817
    Deferred tax ............... (incr)decr ...         --        101,443
    Prepaid expenses ........... (incr)decr ...      (22,789)     (34,626)
    Other assets & deposits .... (incr)decr ...       (7,232)     (13,848)
                                                   ---------    ---------

      Net cash provided by operating activities       96,112      267,121

Cash flows from investing activities:
      Purchase of property, plant & equipment ..    (130,408)     (95,929)
      Proceeds from sale of property, plant
        & equipment ............................       1,850       15,000
                                                   ---------    ---------

      Net cash provided (used) by
           investing activities ................    (128,558)      94,429

Cash flows from financing activities:
      Payments on short term borrowings ........       1,415      (52,493)
      Net cash used by financing activities ....      36,886      (26,464)
      New long term borrowings .................        --           --
                                                   ---------    ---------
       Net cash provided by financing activities      38,302      (78,957)
                                                   ---------    ---------

Increase in cash and cash equivalents ..........       5,856       93,735
Cash at beginning of period ....................     323,920      278,791
                                                   ---------    ---------
Cash at end of period ..........................   $ 329,776    $ 372,526
                                                   =========    =========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of December 31, 1998, and December 31, 1997, and the results of it's operation for the three and six months ended December 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                        December 31            December 31
                                           1998                   1997
                                           ----                   ----

               Raw materials             $ 58,036               $ 51,587
               Work in process            473,372                419,618
                                          -------                -------

                      Total              $531,408               $471,205
                                          =======                =======

Inventories increased at the end of December 1998 due to work in process that could not be shipped or was not scheduled to be shipped at the end of December. Inventories are expected to decrease during the next quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of December 31, 1998, the Company's cash position was $329,776 and working capital was $423,327, compared to cash of $372,526 and working capital of $383,645 in the prior period. The cash position decreased during the period as a result of the purchase of new plant and equipment and an increase in inventory of the Company. Management believes that these funds and cash flow from operations are adequate to fund ongoing operations. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------
The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 1999, the Company has been able to arrange satisfactory equipment and automobile purchase contracts. During the six months ending December 31, 1998, the company purchased for cash a metal spectrographic analysis machine for approximately $30,000 and a new computer controlled milling machine which is leased.

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 1999. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of debt repayments and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.

Factors Affecting Future Results
--------------------------------
The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at December 31, 1998 was $186,399 compared to $412,953 at December 31, 1997.

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

Results of Operations
---------------------
Comparison of three and six months ended December 31, 1998, and December 31, 1997.

The Company's sales for the six months ending December 31, 1998, decreased slightly by $13,453 or 0.5% over the comparable period of the prior year.

There has been a noticeable decrease in the Company's markets, the backlog which was approximately $1,852,052 at June 30, 1998, decreased at December 31, 1998 to $1,773,751. Significantly, a substantial part of the backlog is stretched out over the next year. Despite continued sales and marketing efforts and expense, tooling sales of the ALJ Division have decreased. This means that as current production orders are filled, production will decrease causing a potentially significant decrease in profits. The company is increasing the marketing efforts by adding mailings to the schedule and is changing sales representatives in under performing territories. As a result of this slowdown ALJ recently has cut back the work force by 10-15%.

The Apollo Division has improved production yields and although the October through December quarter is traditionally a slow sales period, division profits exceeded the prior year. Apollo shipments are expected to increase during the next six months and are therefore expected to provide increasing profits and cash flow. However, Apollo increases are not expected to offset ALJ decreases. Therefore, it is likely that the company's profits, cash position and earnings per share will decrease as compared to 1998.

The cost of sales remained constant at 64.8% for both periods. Operating expenses increased $158,336 as compared to the prior six month period of which approximately $36,000 represents additional selling expenses. The Company expects to continue heavy selling activities during the next six months to obtain new tooling and orders. Administrative expense increased due to increase in overhead and expenses associated with marketing, web site development and other expenses. As a result, the net income decreased in the quarter to $12,709 (1%) as compared to $90,132 in the prior period.

PART II



Item 1   Legal Proceedings:  None

Item 2   Changes in Securities:  Not Applicable

Item 3   Defaults upon Senior Securities:  Not Applicable

Item 4   Submission of Matters to a Vote of Securities Holders:  Not Applicable.

Item 5   Other Information:  None

Item 6   Exhibits and Reports on Form 8K:  None

------------------------


                             GC INTERNATIONAL, INC.
                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GC International, Inc.
                                  (Registrant)


  February 10, 1999                  F. Willard Griffith II
-------------------                  -----------------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer