Form 10-Q
period 1999-03-31
GC INTERNATIONAL INC /CA
filed 1999-05-13
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1999
                                --------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,496,782.

                             GC INTERNATIONAL, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Unaudited Condensed Balance Sheets
                March 31, 1999 and June 30, 1998............................1


            Unaudited  Condensed  Statements of Operations Three months and nine months ended March 31, 1999
                and March 31, 1998..........................................2

                  Unaudited Statements of Cash Flows for the nine months
                    Ended March 31, 1999 and March 31, 1998.................3

                  Notes to Unaudited Condensed Financial Statements.........4


   Item 2.   Management's Discussion and Analysis of
             Financial Condition & Results of Operation.....................5



PART II.   OTHER INFORMATION:

   Item 1.   Legal Proceedings..............................................7


   Item 2.   Changes in Securities..........................................7

   Item 3.   Defaults Upon Senior Securities................................7


   Item 4.   Submission of Matters to a Vote
              of Security Holders...........................................7

   Item 5.   Other Information..............................................7


   Item 6.   Exhibits & Reports on Form 8-K.................................7


             Signatures ................................................... 7

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                            March 31, 1999  June 30, 1998
                                                              Unaudited        Audited
                                                            -----------    --------------

ASSETS
Current Assets
  Cash ..................................................   $   321,869    $   323,920
  Accounts receivable, net of
  Allowance for doubtful accounts
  Of $6,464 at March 31 and
   $6,464 at June 30, 1999 ..............................       582,798        639,886
  Inventories ...........................................       509,312        479,773
  Prepaid expenses ......................................        18,656          8,496
  Deferred tax benefit ..................................        26,044         26,044
                                                            -----------    -----------

    Total current assets ................................     1,458,579      1,478,119

  Property and equipment, net ...........................       595,688        545,250
  Deposits & deferred expenses ..........................        44,934         35,760
  Deferred tax benefit ..................................       281,164        281,164
                                                            -----------    -----------

    Total assets ........................................   $ 2,370,365    $ 2,340,293
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable ......................................   $   138,041    $   130,858
  Accrued expenses ......................................       630,120        696,904
  Income taxes payable ..................................         1,255           --
  Notes payable .........................................       261,910        266,713
                                                            -----------    -----------

    Total current liabilities ...........................     1,031,326      1,094,474

Other Liabilities:
  Notes payable, net of current portion .................       195,566        172,726
  Other long term debt ..................................       320,000        320,000
                                                            -----------    -----------
    Total other liabilities .............................       515,566        492,726
                                                            -----------    -----------

    Total liabilities ...................................     1,546,893      1,587,200
                                                            -----------    -----------

Stockholders' equity:
  Common stock, without par value .......................     1,781,782      1,791,590
  Accumulated deficit ...................................      (958,310)    (1,038,497)
                                                            -----------    -----------

    Net stockholders' equity ............................       823,473        753,093

    Total Liabilities and
      Stock Holders Equity ..............................   $ 2,370,365    $ 2,340,293
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                             3 Months Ended               9 Months Ended
                                     ---------------------------    -------------------------
                                         3/31/99        3/31/98        3/31/99        3/31/98
                                             (Unaudited)                  (Unaudited)
                                     ---------------------------    --------------------------

Net sales .........................   $ 1,228,737    $ 1,368,511    $ 4,025,333    $ 4,178,560

Cost of sales .....................       826,596        904,105      2,639,486      2,723,893
                                      -----------    -----------    -----------    -----------

Gross profit ......................       402,142        464,406      1,385,847      1,454,667

Operating expenses:
  Selling .........................        61,472         59,998        203,997        166,130
  Administrative ..................       325,743        309,707        996,064       _858,087
                                      -----------    -----------    -----------    -----------

    Operating Profit ..............        14,926         94,701        186,786        430,450

Other income (expense) ............       (23,837)        (6,097)       (86,839)       (65,897)
Interest Expense net of ...........        (2,118)        (1,782)        (6,742)        (5,738)
                                      -----------    -----------    -----------    -----------
   interest income

Income (loss) before income taxes .       (11,029)        86,822         92,204        358,816
  Extraordinary event, and
  discontinued operations

Income tax benefit (expense) ......         6,203        (74,850)       (12,017)      (195,388)

Income (loss) extraordinary item ..          --           89,286           --          106,633
                                      -----------    -----------    -----------    -----------


Net income (loss) .................   $    (4,826)   $   101,238    $    80,187    $   270,061
                                      ===========    ===========    ===========    ===========


Earnings per common share
 Primary ..........................   $      (.00)   $      0.02    $      0.01    $      0.05
 Fully diluted ....................   $      (.00)   $      0.02    $      0.01    $      0.05


Weighted average shares outstanding
  Primary .........................     6,856,782      5,798,721      6,856,782      5,798,721

  Fully diluted ...................     6,856,782      5,798,721      6,856,782      5,798,721


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS


                                                             9 Months Ended
                                                      ----------------------------
                                                      March 31, 1999 March 31,1998
                                                        (Unaudited)   (Unaudited)
                                                        -----------   -----------
Cash flows from operating activities:
Net income .........................................    $  80,187     $ 270,061
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization ..................       93,279        26,751
    Gain on sale of property, plant & equipment ....       (1,850)         --
    Purchase of GCI Stock ..........................       (9,808)         --

Adjustments to cash from operations:
    Accounts Receivables ..........(incr)decr              57,088        31,743
    Inventory .....................(incr)decr             (29,540)       (1,526)
    Accrued payable ............... incr(decr)              7,184        (4,323)
    Accrued liabilities ........... incr(decr)            (66,784)     (101,534)
    Income tax accruables ......... incr(decr)              1,255          --
    Deferred tax ..................(incr)decr-               --            --
    Prepaid expenses ..............(incr)decr             (10,060)      (71,267)
    Other assets & deposits .......(incr)decr              (9,174)      151,680
                                                        ---------     ---------

Net cash provided by operating activities ..........      119,788       301,585


Cash flows from investing activities:
      Purchase of property, plant & equipment ......     (133,717)     (194,930)
      Proceeds from sale of property, plant ........        1,850        25,875
                                                        ---------     ---------
        & equipment

      Net cash provided (used) by ..................     (131,867)     (169,055)
      investing activities

Cash flows from financing activities:
      Payments on short term borrowings ............       (4,802)     (161,268)
      Net cash used by financing activities ........      (34,526)      (73,234)
      New long term borrowings .....................       57,367       111,204
                                                        ---------     ---------
      Net cash provided (used) by
        financing activities .......................       18,039      (123,298)

Increase (decrease) in cash & cash equivalents .....       (2,051)        9,232
Cash at beginning of period ........................      323,920       278,791
Cash at end of period ..............................    $ 321,869     $ 288,023
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements


Note 1
------

The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1999, and June 30, 1998, and the results of it's operation for the three and nine months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results of the full year.

Note 2
------

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                 March 31          March 31
                                                   1999              1998
                                               ---------          ----------

               Raw materials .......            $ 63,862            $ 68,282
               Work in process .....             443,450             413,117
                                                --------            --------

                      Total ........            $509,312            $481,399

Inventories increased at the end of March 1999 due to work in process that could not be shipped or was not scheduled to be shipped at the end of March. Inventories are expected to remain at the current level during the next quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, the Company's cash position was $321,869 and working capital was $427,253, compared to cash of $323,920 and working capital of $383,645 in the prior period. The cash position decreased during the period as a result of the purchase of new plant and equipment and an increase in inventory of the Company and a slowdown in orders during the last nine months thus reducing profits. Management believes that these funds and cash flow from operations are adequate to fund ongoing operations. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future.

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

Factors Affecting Future Results
--------------------------------

The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at March 31, 1999 was $181,899 compared to $195,980 at March 31, 1998.

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

Results of Operations
---------------------

Comparison of three and nine months ended March 31, 1999, and March 31, 1998.

The Company's sales for the nine months ending March 31, 1999, decreased by $153,227 or 3.7% and for the three months by $139,774 or 10.2% over the comparable period of the prior year.

There has been a noticeable decrease in the Company's markets, the backlog which was approximately $1,852,052 at June 30, 1998, decreased at March 31, 1999 to $1,411,444. Significantly, a substantial part of the backlog is stretched out over the next year. Despite continued sales and marketing efforts and expense, tooling sales of the ALJ Division have decreased. This means that as current production orders are filled, production will decrease causing a potentially significant decrease in profits. The Company is increasing the marketing efforts by increasing direct mailings and is changing sales representatives in under performing territories. In addition, the Company is considering adding a Company sales force, primarily in California. As a result of this slowdown, ALJ recently has cut back the work force by approximately 10%.

The Apollo Division profits exceeded the prior year. Apollo shipments are expected to increase slightly during the next nine months and are therefore expected to provide increasing profits and cash flow. However, Apollo increases are not expected to offset ALJ decreases. Therefore, it is probable that the company's profits, cash position and earnings per share will decrease as compared to 1998.

The cost of sales remained constant at 66% for both periods. Operating expenses increased $175,844 as compared to the prior nine month period of which approximately $138,000 represents additional selling expenses. The Company expects to continue heavy selling activities during the next three months to obtain new tooling and orders. A recent mailing to prospective customers has provided good results. Administrative expense increased due to increase in overhead and expenses associated with marketing, web site development and other expenses. As a result, the Company had a net loss of $4,826 in the quarter as compared to $101,238 profit in the prior period and for the nine month period the Company showed a profit of $80,187 as compared to $270,061 in 1998.

---------------
PART II

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


                             GC International, Inc.
                                  (Registrant)


  May 11, 1999                       /s/ F. Willard Griffith II
  ------------                       -------------------------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer