Form 10KSB
period 1999-06-30
GC INTERNATIONAL INC /CA
filed 1999-10-12
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

         (Mark One)
         _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999
                                               -------------

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________________ to ______________

                        Commission file number 000-17259
                                               ---------

                             GC INTERNATIONAL, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                        94-2278595
               ----------                                        ----------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)


                156 Burns Avenue, Atherton, California        94027
       -----------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (650) 322-8449
                                                   --------------


Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on which
Title of each class                                       registered
-----------------------------------------------------------------------------

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

The aggregate market value of voting stock held by non-affiliates of the registrant at September 22, 1999 (2,399,773 shares), was approximately $311,970. Since these are only a few trading the Company's Stock, this is based on an estimate average of the bid and asked price of $.13/share during the quarter ended 6/30/99.

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

Yes......         No......


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The total shares outstanding at September 22, 1999, are as follows:

                  Common Stock      5,423,191 shares
                                    ---------



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

The following table sets forth certain financial information with respect to GC's business units. Approximately 80% of the backlog is expected to be shipped in the year ending June 30, 2000. A substantial portion of the backlog may be canceled at any time without penalty. The decrease in the backlog is believed to be due primarily to the continuing efforts of the Company to ship product on-time and reduce overdue shipments to a minimum.

                            Backlog                Backlog
                         June 30, 1999          June 30, 1998
                         -------------          -------------

Total Backlog               $1,250,417           $1,852,052

The backlog decrease is due primarily to a general business decline in the casting industry and the completion of a large contract.

GC's sales for the last three fiscal years are as follows:


                                   Year Ended June 30
                   --------------------------------------------------
                      1999                 1998               1997
                      ----                 ----               ----
Net sales          $5,207,664           $5,590,365        $5,406,840


A. L. Johnson ("ALJ") Division
------------------------------

ALJ and its predecessor have been in business for over 44 years. Located in Camarillo, California, ALJ utilizes a Rubber/Plaster Mold ("RPM") process and equipment to produce precision, high-strength, thin-walled aluminum castings, primarily for the computer, electronics and aerospace industries. The parts are used in many applications, including medical electronics, computer housings and camera parts.

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


Apollo Masters Division ("Apollo")
----------------------------------

In 1988 GC purchased, from Capitol Records, the assets used in its lacquer master manufacturing business and moved those assets to a plant leased by the Company in Banning, California.

Located in Banning, California, Apollo processes precision, highly polished aluminum substrates by applying a filtered lacquer coating to the discs in a clean room environment. After drying and inspection, the masters are sold to audio recording engineers who use specialized equipment to cut grooves in the lacquer. The masters are then used to make additional pressing masters, ultimately resulting in vinyl records. The Company expects the vinyl record industry volume to continue to decline as compact discs and audio cassettes replace vinyl records. Therefore, Apollo's future business and profitability will depend on Apollo's ability to gain market share from its competitors. Currently, approximately 50% of Apollo's market is in the U.S. and 50% is in the rest of the world, with the European market being the largest foreign market. Apollo does not expect the current decline of the vinyl record business to be precipitous for the Company, because to produce a single vinyl record takes a minimum of two masters, and the Company believes that there will continue to be a reasonable demand for vinyl records for the immediate future. However, a rapid decline in the market for lacquer masters may require that the Company reevaluate the viability of Apollo. There is no guarantee that Apollo can remain profitable in the future. If in future years, Apollo turns unprofitable and the decision is made to discontinue the operation, the Company could incur significant losses. As of June 30, 1999, Apollo has established 7 distributors and has made deliveries to over 122 customers in 29 countries worldwide. Apollo also imports and distributes stylus.


Sales and Marketing
-------------------

The Company markets ALJ castings through a Sales Manager, and a network of independent sales representatives. ALJ may, from time to time, pay commissions to other independent sales representatives on a per customer order basis. Apollo does not have direct salesmen, and contracts with independent sales representatives and distributors. ALJ is currently planning to add direct salespersons in California.


Major Customers Over 10%
------------------------

One  customer,   Teledyne  Controls,   accounted  for  approximately   12.8%  of
consolidated sales in 1999.

Foreign Sales
-------------

Approximately 50% of Apollo's sales are to foreign markets, and such sales in 1999 represented approximately 11.6% of GC's consolidated sales. ALJ has no material foreign sales.


Competition
-----------

ALJ competes in the U.S. on the basis of quality, delivery and price in markets where there are substantial numbers of competitors offering similar products and services, and many of these competitors are larger than ALJ. Apollo competes in a world wide market where the Company believes there is only one U.S. competitor and one Japanese competitor.


Employees
---------

At June 30, 1999, GC had 47 employees. The Company believes its relations with its employees, none of whom is currently represented by any labor union, are good. From time to time, GC may experience a shortage of suitably trained applicants. GC maintains health, disability and life insurance programs for full-time employees. During 1999, GC paid a discretionary Christmas holiday bonus of approximately $31,400.


Item 2.  Properties
         ----------

As of June 30, 1999, GC leases two separate manufacturing facilities. The two leases aggregate approximately 75,864 square feet, under leases that expire at various times.

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



Item 3.  Legal Proceedings
         -----------------

As of June 30, 1999, there is no litigation of which the Company is aware and/or is not insured. With the exception of the potential litigation on claims explained below, the Company does not know of any litigation likely to be asserted directly against the Company which would not be insured or which, if decided adversely to the Company, would, in the opinion of management, materially affect the financial condition of the Company.


Bankruptcy Filing and Discharge from Chapter 11
-----------------------------------------------

On March 26, 1990, Registrant and its Subsidiaries each filed for protection under Chapter 11 of the Federal Bankruptcy Code. On April 23, 1991, the Second Amended Plan of Reorganization was approved by the court. As a result of the settlement with unsecured creditors, the Company has been required to make certain payments to these creditors over a period of seven years at no interest. During 1999, the Company made payments and/or settlements with several of these creditors. The Company anticipates continuing this program in 2000. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment.


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

Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes its reserve for any future liability in the amount of $120,000, as of June 30th, 1999, is adequate to cover any final claim.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during 1999.


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

Common Shares
                1999                  1998                       1997
                ----                  ----                       ----
         1st  2nd  3rd  4th    1st  2nd  3rd  4th       1st   2nd   3rd  4th
        (In Quarters)
Bid     $.25 $.18 $.23 $.10  $1.25 $.187 $.187 $.312   $.625 $.75 $.75 $.625

Asked   $.375$.25 $.30 $.16  $.375 $.50  $.50  $.625   $.125 $.25 $.25 $.125


During 1999, the company purchased from stockholders and retired 125,710 shares at prices ranging from $.19 to $.10/share.

Holders
-------

The number of holders of record of the Company's common stock as of June 1998, were approximately 150.

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

                                                  SELECTED FINANCIAL DATA
                                                    Year ended June 30
                           -------------------------------------------------------------------
                               1999          1998          1997         1996           1995
                           -------------------------------------------------------------------
Statement of Operations Data
----------------------------
Net Sales .............   $ 5,207,664   $ 5,590,365   $ 5,406,840   $ 5,277,155    $ 4,413,210
Gross Profit ..........     1,764,904     1,925,917     1,774,430     1,709,813      1,179,031
Selling and
  Administrative ......     1,588,512     1,390,638     1,313,091     1,209,139      1,206,167
Income (loss) from
 Operations ...........       176,392       535,638       461,339       500,574        (27,136)
Net Income
  (Loss) per share ....   $       .02   $       .07   $       .04   $       .02    $       .02

Weighted average shares
   outstanding ........   $ 5,423,191   $ 5,548,401   $ 5,727,122   $ 5,748,499    $ 5,748,499


Balance Sheet Data
------------------
Working Capital .......   $   406,413   $   383,645   $   142,671   $  (148,884)   $  (944,209)
Total Assets ..........     2,250,329     2,340,293     2,312,944     2,433,456      1,822,598
Long Term Debt ........   $   501,193   $   492,726   $   466,307   $   513,620    $   273,240

  Net Stockholders'
  Equity (Deficit) ....   $   806,452   $   753,093   $   391,140   $  (158,206)   $  (836,835)


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Liquidity and Capital Resources
-------------------------------

As of June 30, 1999, the Company had cash balances of approximately $371,085. Management believes that this balance and the cash flow from operations are sufficient to adequately fund ongoing operations. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future. The Company has no bank line and does not plan to obtain any.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 1998 and 1999, the Company has been able to arrange satisfactory equipment and automobile leases or purchase contracts.

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 2000. The Company anticipates paying for any such equipment from cash flow or cash reserves or arranging equipment financing with the supplier. If sufficient cash or purchase terms are not available, the Company could be materially adversely affected.

Results of Operations
---------------------

The following table sets forth a percentage comparison of the Company's statement of operations.
                                           Percentage of Sale
                                          --------------------
                                          Years Ended June 30,
                                          --------------------
                                          1999    1998    1997
                                          ----    ----    ----
Net Sales                                 100%    100%    100%
 Cost of sales                             66      66      67
  Selling and
    Administrative Expenses                31      25      24
  Interest Expense (net of
    interest income)                        0       0       0
  Income before
  income taxes, discontinued
  operations and extraordinary item         1       7       9
  Net Income                                2       6       4

Comparison of Fiscal year ended June 30, 1999, and June 30, 1998
----------------------------------------------------------------

In 1999, the company's sales decreased $382,701 or (7%). This decrease is a result of the decline of business in the casting industry in 1999 as compared with the increase ALJ experienced in 1998. In addition, ALJ completed large contracts with our largest customer in 1998 and 1999. Unfortunately, ALJ was not able to find new business to replace the lost business. As a result, administrative expense increased from 25% of sales to 31% resulting in commensurate decrease in operating income from $535,638 in 1998 to $176,392 in 1999. The company is re-structuring its sales force and plans to add direct salespersons in Northern and Southern California. While this addition will increase ALJ's Sales and Marketing costs, management believes that direct salespersons will prove to be superior to using independent sales representatives.

Comparison of Fiscal year ended June 30, 1998, and June 30, 1997
----------------------------------------------------------------

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

Factors Affecting Future Results
--------------------------------

During 1999, order rates from customers were slow resulting in a decreased backlog at June 30. The Company anticipates further slowing during 2000. This will make it difficult to continue the performance of the past year.

The Company has reviewed its internal computer systems for year 2000 compliance and is satisfied that all of its internal computer systems are either already year-2000 compliant or can be made year-2000 compliant through simple upgrades. The Company does not expect the costs of achieving full year-2000 compliance to be material for the internal systems. However, there can be no assurance that coding errors or other defects will not be discovered in the future. In addition, since the Company is very small in relation to many of its customers and suppliers, the Company has been unable to ascertain if any of its suppliers and customers are year-2000 compliant. Therefore, there can be no assurances that the Company's cash flow and materials from suppliers will not be interrupted, which could result in severe disruptions in the Company's operations.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Index to Financial Statements       Page No.

         Financial Statements
         Balance Sheets at
         June 30, 1999 and June 30, 1998                                   18

         Statements of Operations for each of the
         Three Fiscal Years: June 30, 1999, 1998, and 1997                 19

         Statements of Stockholders' Equity for each of the
         Three Fiscal Years: June 30, 1999, 1998, and 1997                 20

         Statements of Cash Flows for each of the
         Three Fiscal Years: June 30, 1999, 1998, and 1997                 21

         Notes to  Financial Statements                                    22

         Financial Statement Schedules for each of the Three Fiscal Years: June 30, 1999, 1998, and 1997

         V.       Property, Plant and Equipment                            30

         VI.      Accumulated Depreciation, Depletion and Amortization
                  of Property, Plant and Equipment                         31

         VIII.    Valuation and Qualifying Accounts and Reserves           32

         IX.      Short-Term Borrowings                                    33

         X.       Supplementary Income Statement Information               33



         Financial statement schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

                                      None

                                    PART III

Item 10.  Directors and Executive Officers
          --------------------------------

The directors and executive officers of GC, their ages and positions with the Company are set forth below:

                                                                     Served as
         Name            Age           Position                   Director Since
         ----            -------------------------------------------------------
F.Willard Griffith II    67   Chairman, CEO, CFO, Secretary,
                              and Assistant Treasurer                 1975

Richard R. Carlson       70   President, Chief Operating Officer,
                              Treasurer, Assistant Secretary;
                              Director                                1975

Carol J. Carlson         70   Director                                1987

Carol Q. Griffith        65   Director                                1987


                                                                     Served as
         Officers        Age           Position                    Officer Since
         --------          -----------------------------------------------------
             Served as
H. J. Jackson            63   President and General Manager,
                              Apollo Masters Division.                1989

Michael Shoemaker        58   President and General Manager,
                              A. L. Johnson Division.                 1979

F. Willard Griffith II co-founded GC in March 1975 and has been Chairman and Chief Executive Officer since that date and has been Secretary and Assistant Treasurer of the Corporation since 1981. Mr. Griffith is a graduate of Purdue University with a BS degree in Electrical Engineering. Mr. Griffith is also Chairman of Zephyr-Tec Corp.

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

Michael Shoemaker joined GC in 1975 as an employee of ALJ, where he had been employed since 1960. Since July 1995, Mr. Shoemaker has been Vice President and General Manager of ALJ, Camarillo and in 1997 was made President of the Division. Since 1979, Mr. Shoemaker had been Vice President and General Manager of the ALJ North.

Item 11.  Executive Compensation
          ----------------------

Executive Compensation
----------------------

The remuneration of each of the five most highly compensated executive officers and directors of GC whose cash and cash-equivalent remuneration exceeded $100,000 and of all directors and officers of GC as a group for services in all capacities to GC during the fiscal year ended June 30, 1999, was as follows:

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                              Long-Term Compensation

                                                      Accrual                                 Awards                        Payouts

                                                                                  Other                                        All
Name & Principal                                                                  Annual    Restricted                        Other
Position                                                                          Compen-     Stock     Options    LTIP      Compen-
                                            Year       Salary         Bonus       sation      Awards     Sales    Payouts    sation
                                            Paid         ($)           ($)          ($)         ($)       ($)       ($)        ($)
                                                                       (1)          (2)                                        (3)
                                            1999       274,194        10,300        7,102       -0-       -0-       -0-       55,000

F.Willard Griffith II ...............       1998       215,696        10,300       36,470       -0-       -0-       -0-       -0-
Chairman & CEO ......................       1997       215,789           200       38,120       -0-       -0-       -0-       -0-
                                            1996       204,488           -0-       28,979       -0-       -0-       -0-       -0-

                                            1999       274,194        10,300        7,102       -0-       -0-       -0-       55,000
Richard R. Carlson ..................       1998       215,696        10,300       36,470       -0-       -0-       -0-       -0-
President & COO .....................       1997       215,789           200       38,120       -0-       -0-       -0-       -0-
                                            1996       204,488           -0-       28,979       -0-       -0-       -0-       -0-


                                            1999       125,744         5,300       -0-          -0-       -0-       -0-       -0-
Michael Shoemaker ...................       1998       114,054         7,500       -0-          -0-       -0-       -0-       -0-
President & General Mgr .............       1997       129,716         2,000       -0-          -0-       -0-       -0-       -0-
ALJ Division ........................       1996        96,843           -0-       12,000       -0-       -0-       -0-       -0-


(1) Cash bonuses were paid in 1999, as shown. A Christmas bonus was also paid to all employees. Officers of the corporation receive standard benefits of medical and other group insurance available to at least 80% of all other employees. Executives and salesmen of the Company also receive the use of a Company automobile and reimburse the Company for personal or commuting use.


(2) Other annual compensation includes contractual amounts and accrued salary not paid. The Company is currently paying certain prior year salary accruals.


(3) Pay-outs include bonuses previously accrued but not paid.
The Company has not included in the table above the value of incidental personal perquisites furnished by the Company to its executive officers, since such incidental personal value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonuses reported for the named executive officers in the table above.

Directors' Compensation
-----------------------

Directors of the Company do not receive any compensation for performing their duties as directors.

Employee Cash Bonus
-------------------

The  Company  paid  a  Christmas   bonus  to  all  employees  in  1999  totaling
approximately $31,400 and expects to pay a Christmas bonus in 2000, in addition to the Company's contribution to the 401K Plan.


Employment Contracts
--------------------

Pursuant to their employment contracts, expiring in 2008, Mr. Griffith and Mr. Carlson are each entitled to receive a base salary ($5,381/week) increased by a cost-of-living adjustment each year, plus an incentive performance bonus equal to five percent of the Company's pretax, pre-bonus profit as defined in employment contracts. In addition, Messrs. Griffith and Carlson are entitled to a fixed payment of $10,000 per year. The contracts have an acceleration provision in the event of early termination. The employment contracts also provide for salary continuation in the event of disability and under a Death Benefit Agreement, in the event of death of the employee, the Company is obligated to pay first the employee's contract obligations until the end of the contract and to thence employee's designated beneficiary, a death benefit of approximately $15,488 per month in 1999, increased by an annual cost-of-living adjustment factor until the death of that beneficiary or July 1, 2008, whichever is later.

Mr. Shoemaker has an employment contract expiring in July 2008 entitling Mr. Shoemaker to receive in salary of $2,435/week increased by the cost of living and a death benefit agreement which requires the company, in the event of the death of Mr. Shoemaker, to pay to his designated beneficiary $5,000/month until the earliest of March 15, 2008 or the death of the employee and the subsequent death of the employee's designated beneficiary.
See material contracts items 10.34, 10.35 and 10.36

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

The following chart sets forth all of the options held as of June 30, 1999, by each of the officers or directors of GC and by all option holders as a group. All options are currently exercisable.


                                              Options Held
                                          As of June 30, 1998
                                          -------------------

                                                              Value of
                                                Average     Unexercised
                                               Per Share   In-the-Money
                                 No. of        Exercise     Options at
                                 Shares         Price      June 30, 1999
                                 ------         -----      -------------
F. W. Griffith II ...........    500,000      $    .06        $35,000

Richard R. Carlson ..........    500,000      $    .06        $35,000

H. J. Jackson ...............    130,000      $    .06        $ 9,100

Michael Shoemaker ...........     50,000      $    .06        $ 3,500
                                  80,000      $    .15          -0-
                               ---------
All officers and directors ..  1,260,000
Total options outstanding ...  1,360,000      $    .08        $82,600

No options were exercised in 1999. The value of unexercised options is based on the average of the bid and asked price as of June 30, 1999 at $.13/ share.

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

1999 Stock Option Plan
----------------------

In 1999, GC's Board of Directors adopted the 1998 Stock Option Plan which will be presented for approval by the stockholders at the annual meeting to be held November 1999.

401K Retirement Plan
--------------------

In April 1996, the Company's Board of Directors authorized the adoption of the Company's 401K Retirement Plan to enable employees the opportunity to save for future retirement. The Board has authorized a Company matching contribution of up to $300 on a $1 matching for each $3 contributed by the employee. The matching contribution is determined by the Board of Directors and may be changed at any time. At July 31, 1999, 36 employees are participating and the Company's contribution in 1999 was $18,776.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding GC's Common Stock owned on August 31, 1999 (I) by each person or entity who is known by GC to own beneficially more than five percent of GC's Common Stock. (ii) by each of GC's directors and (iii) by all directors and officers of GC as a group:


                   Name                                 Amount
Title of       and Address                          and Nature of       Percent
 Class        of Beneficial                          Beneficial         of Class
                  Owner                               Ownership
Common    The Griffith Family Trust(3)(5)             1,466,119          27.03%
          c/o GC International, Inc.
          4671 Calle Carga, Camarillo, CA 93012

Common    Carol Q. Griffith      (5)                     16,279             30%
          c/o GC International, Inc.
          4671 Calle Carga, Camarillo, CA 93012

Common    The Carlson Family Trust                    1,478,150          27.26%
          (5)(2)(3)
          c/o GC International,  Inc.,
          4671 Calle Carga, Camarillo, CA 93012


All officers and directors as a group(3)(4)           3,023,418
  (6 persons)

------------

(1)  Includes 37,409 shares held for the Griffith children and a grandchild.

(2) Includes 33,200 shares held by Trusts for the Carlson children and grandchildren.

(3) Excludes presently exercisable options to purchase 500,000 shares each held by Messrs. Griffith and Carlson.

(4) Excludes presently exercisable options to purchase 360,000 shares held by officers and key managers.

(5)  Excludes shares beneficially owned by spouse disclosed elsewhere herein.

Messrs Carlson and Griffith, together with their spouses and families, control 2,960,548 shares or 54.6% of the total of 5,423,191 shares outstanding and have the ability to control the company.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Certain Transactions
--------------------

The Company leases from CJ Squared LLC, a limited liability Company formed by F. Willard Griffith II, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $13,097 per month in 1999 under a lease expiring December 31, 2004. The lease contains an annual increase based on the Consumer Price Index.

Mr. Griffith and Mr. Carlson are parties to employment contracts. See "Item Executive Compensation--Employment Contracts."



                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. (a). Financial statements listed in Item 8 above are incorporated herein by reference.

       (b). Financial statement schedules listed in Item 8 above are incorporated herein by reference.

2. Reports on Form 8-K. Reference Exhibits, Material Contracts 10.29, 10.30, 10.31, 10.32 and 10.33 and F, G, H, I and J below.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

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

       J Incorporated by reference to the Company's Form 10K filed on or about October 15, 1998

INDEPENDENT AUDITOR'S REPORT
----------------------------


To the Board of Directors and Stockholders
GC International, Inc.


We have audited the accompanying balance sheet of GC International, Inc. as of June 30, 1999 and 1998 and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of GC International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GC International, Inc. as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


The statements of income, retained earnings, and cash flows for the years ended June 30, 1996 were compiled by management. We have not audited or reviewed the 1996 financial statements and, accordingly do not express an opinion or any other form of assurance on them.



Finocchiaro & Company
Pasadena, California
August 25, 1999

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 1999 and 1998

                                                         June 30, 1999   June 30, 1998
                                                         -------------   -------------
ASSETS
Current Assets
     Cash .............................................   $   371,085    $   323,920
     Accounts receivable, net of allowance for
     doubtful of $______ in 1999 and $6,464 in 1998 ...       508,214        639,886
     Inventories ......................................       472,931        479,772
     Prepaid expenses .................................         6,787          4,277
     Prepaid income taxes .............................        26,561          4,219
Deferred tax benefit ..................................        18,395         26,044
                                                          --------------------------
                  Total current assets ................     1,403,973      1,478,118

     Property and equipment ...........................       548,106        545,251
Other assets
     Deposits & deferred expenses .....................        35,999         35,760
     Deferred tax benefit .............................       336,734        281,164
                                                          --------------------------


                   Total other assets .................       372,733        316,924
                                                          --------------------------
Total Assets ..........................................     2,324,812    $ 2,340,293
                                                          --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable .................................   $    68,776    $   130,858
     Accrued expenses .................................       646,409        696,903
     Income taxes payable .............................          --             --
     Note payable .....................................       258,188        266,713
                                                          --------------------------

         Total current liabilities ....................       973,373      1,094,474

Other Liabilities
     Note payable, net of current portion .............       181,194        172,725
     Liability reserve ................................       120,000        120,000
     Liability reserve ................................       200,000        200,000
                                                          --------------------------

         Total other liabilities ......................       501,194        492,725
                                                          --------------------------

         Total liabilities ............................     1,474,567      1,587,199

Commitments and contingencies

Stockholders' equity:
     Common stock, without par value. 30,000,000 shares
        authorized, 5,548,401 shares in 1999 and
         in 1998 issued and outstanding ...............     1,770,007      1,791,590
     Accumulated deficit ..............................      (916,762)    (1,038,496)
                                                          --------------------------


         Total stockholders' equity ...................       850,245        753,094
                                                          --------------------------

         Total Liabilities and Stockholders' Equity ...   $ 2,324,812    $ 2,340,293
                                                          --------------------------

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1999, 1998 and 1997


                                               1999           1998           1997
                                               ----           ----           ----
Net sales .............................   $ 5,207,664    $ 5,590,366    $ 5,406,840
Cost of sales .........................     3,442,760      3,664,447      3,632,410
                                          -----------    -----------    -----------
Gross profit ..........................     1,764,904      1,925,919      1,774,430
Operating expenses:
  Selling .............................       259,730        234,888        243,487
  General & Administrative ............     1,328,785     (1,155,392)     1,069,604
                                          -----------    -----------    -----------
Income from operations ................       176,389        535,639        461,339
Other income (expense)
 Interest, net ........................        (8,164)        (7,320)        (5,163)
 Other ................................      (121,211)      (120,920)        19,798
                                          -----------    -----------    -----------
Income before income taxes &
 extraordinary items ..................        47,014        407,397        475,974

Loss from discontinued operations .....           -0-            -0-         55,670
Provision for income taxes ............       (71,720)       174,650        258,547
                                          -----------    -----------    -----------

Income before extraordinary item ......       118,734        232,747        161,757

Extraordinary item ....................       129,207         71,177
                                                         -----------    -----------

Net income ............................   $   118,734    $   361,954    $   232,934
                                          -----------    -----------    -----------

Earnings per common share
 Basic earnings per share
 Income from continuing operations ....   $      0.02    $      0.04    $      0.04
 Loss from discontinued operations ....          --             --      $     (0.01)
                                          -----------    -----------    -----------
 Income before extraordinary item .....   $      0.02    $      0.04    $      0.03
 Extraordinary item ...................          --      $      0.03    $      0.01
---------------------------------------   -----------    -----------    -----------

         Net income ...................   $      0.02    $      0.07    $      0.04
                                          -----------    -----------    -----------
     Diluted earnings per share
      Income from continuing operations   $      0.02    $      0.04    $      0.04
      Loss from discontinued operations          --             --             0.01
                                          -----------    -----------    -----------
      Income before extraordinary item           0.02    $      0.04    $      0.03
      Extraordinary item ..............          --      $      0.02    $      0.01
                                          -----------    -----------    -----------

         Net income ...................   $      0.02    $      0.06    $      0.04
                                          -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                        STATEMENTS OF STOCKHOLDERS'EQUITY
                For the Years Ended June 30, 1998, 1997 and 1996


                                         Common Stock
                                      Number      Dollar     Accumulated
                                    of Shares     Value        Deficit     Total
1997
Stockholders' equity at June 30, 1996     5,748,499      1,791,590     (1,633,384)       158,206
Net Income ..........................          --             --          232,934        232,934
Retirement of common stock ..........      (200,098)          --             --             --
                                           --------        --------   ------------   -----------

Stockholders' equity at June 30, 1997     5,548,401    $ 1,791,590    $(1,400,450)   $   391,140


1998
Net Income ..........................          --             --          361,954        361,954
                                          ----------   -----------        -------        -------


Stockholders' equity at June 30, 1998     5,548,401    $ 1,791,590    $(1,038,496)   $   753,094
                                          ---------    -----------    -----------    -----------


1999
Net Income ..........................          --             --          118,734        118,734
Retirement of common stock ..........      (125,210)       (21,583)          --      $    21,583
                                           --------        -------    -----------    -----------
Stockholders' equity at June 30, 1999     5,423,191)   $ 1,770,007    $  (919,762)   $   850,245
                                        -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                For the Years ended June 30, 1999, 1998 and 1997
                                                                            (Unaudited)
                                                       1999         1998        1997
                                                       ----         ----        ----
Cash flows from operating activities:
Net income .....................................   $ 118,734    $ 361,954    $ 232,934
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization ...............     141,290      121,192       87,332
   Gain on sale of property, plant & equipment .      (1,881)      (1,500)      (1,317)
Changes in operating assets & liabilities:
   Receivables decrease ........................     131,672       14,525       (5,975)
   Inventory (increase) decrease ...............       6,841          101       59,524
   Accounts payable increase (decrease) ........     (62,082)      (7,361)     (15,507)
   Accrued liabilities increase (decrease) .....     (42,494)     (37,738)    (103,539)
   Income taxes payable increase ...............        --        (59,854)      54,835
   Reserve liability decrease ..................        --           --        (32,337)
   Deferred tax decrease .......................     (47,921)     136,472      209,727
   Prepaid expenses (increase) decrease ........     (32,852)        (944)      (3,333)
   Other assets and deposits (increase) decrease        (239)       1,637       19,634
                                                   ---------    ---------    ---------

   Net cash provided by operating activities ...     211,068      525,210      501,978

Cash flow from investing activities:
         Purchase of property, plant & equipment    (144,145)    (247,710)    (143,661)
         Proceeds from sale of property, plant
           & equipment .........................       1,881        1,500        1,317
                                                   ---------    ---------    ---------
   Net cash used by investing activities .......    (142,264)    (246,210)    (142,344)
Cash flows from financing activities:
   Payments on short term borrowings ...........      (2,821)        --       (216,711)
   Payments on long term debt ..................    (131,633)    (345,075)     (40,187)
         New long term borrowings ..............     134,398      111,204         --

   Re-purchase of common stock .................     (21,583)        --           --
                                                   ---------    ---------    ---------
   Net cash used by financing activities .......     (21,639)    (233,871)    (256,898)

Increase in cash and cash equivalents ..........      47,165       45,129      102,736
Cash and cash equivalents, beginning ...........     323,920      278,791      176,055
                                                   ---------    ---------    ---------
Cash and cash equivalents, ending ..............   $ 371,085    $ 323,920    $ 278,791
                                                   ---------    ---------    ---------
Cash paid during year for
           Interest ............................   $   8,164    $   7,320    $  16,886
           Income taxes ........................      28,697       58,824        3,050

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

Net Income Per Share
--------------------

Earnings per common and common equivalent share are based upon the weighted average number of shares outstanding during each period, adjusted for stock options which are considered common stock equivalents, when dilutive. Both Basic EPS and Dilutive EPS were calculated using Treasury Stock method. The market value used is based on the average of bid and asked price at June 30, 1999 and was $ 0.207.

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

The financial statements for the years ended June 30, 1996 were restated to account for the recognition of deferred tax benefits that resulted primarily from net operating losses and deductible timing differences of accrued expenses. As a result of these changes, net income for the year ended June 30,1998 decreased by $207,448.

Related Party Transactions
--------------------------
A building is leased from CJ Squared LLC, a Limited Liability Company, formed by
F. Willard Griffith, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $13,097 per month under a lease expiring December 31, 2011. The lease contains an annual increase based upon the Consumer Price Index.

(3)      INVENTORIES
Inventories at June 30, 1999 and 1998 consisted of:
                                                       1999                1998
                                                       ----                ----
Raw material ...........................            $ 72,679            $ 58,411
Work in process ........................             400,252             421,361
                                                    --------            --------

                                                    $472,931            $479,772
                                                    --------            --------

(4)      PROPERTY AND EQUIPMENT
Property and equipment at June 30, 1999 and 1998 consisted of:

                                                                     Estimated
                                         1999           1998        useful lives
                                     ----------     ----------     -------------
Machinery and equipment ........     $1,166,594     $1,036,186     5 to 15 years
Automobile and trucks ..........        127,609        157,610     3 to 15 years
Office equipment ...............        107,185        103,376     3 to 15 years
Leasehold improvements .........        180,508        180,508     2 to 10 years
Idle Assets ....................         86,742              0
                                     ----------     ----------



Less accumulated depreciation ............         1,668,638          1,564,422

         amortization ....................        (1,120,532)        (1,019,171)
                                                 -----------        -----------
                                                 $   548,106        $   545,251
                                                 -----------        -----------

Depreciation expense for the years ended June 30, 1999 and 1998 totaled $_________ and $121,192 respectively.

                             GC INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)      NOTES PAYABLE
         Notes payable at June 30, 1999 and 1998 consists of the following:
                                                                                      1999         1998
                                                                                    --------    ----------

          Equipment purchase,  60-month note from a supplier at an interest rate
          of 10% and a monthly payment of $956 until September 1999.                 $  0         $  2,821

          Equipment purchase, 48-month lease from a supplier at an interest rate
          of 9.66% and a monthly payment of $254 until February 1999.                   0            1,963

          Automobile purchase, 60 months from GMAC at an interest rate of 15.45%
          and a monthly payment of $991 until June 2001.                                0           28,397

          Forklift  purchase,  60 months from a supplier at an interest  rate of
          12.27% and monthly payments of $340 until September 1998.                     0            1,235

          Automobile  purchase,  60 months from GMAC at an interest  rate of 11%
          and a monthly payment of $950 until June 2002.                           29,015           36,753

          Equipment purchase, 24 month lease from Pyrotek at An 0% interest rate
          and a monthly payment of $817 until October 1999.                         3,270           13,079

          Equipment  purchase,  60 month lease from a supplier  at And  interest
          rate of 8.5% and a monthly payment of $1,879 until December 2002.        68,057           84,073

          Automobile  purchase,  60 months  from  Chase at an  interest  rate of
          16.25% and a monthly payment of $444 until April 2002.                        0           15,137

          Auto  Refinance,  36 month lease from Santa Barbara Bank & Trust at an interest  rate of 11% and a monthly  payment of $1333  until  November
          2001.                                                                    33,781                0

(6)      STOCK OPTION PLAN
  The Company has a stock option plan which was adopted in June 1988 providing for the issuance of up to 1,700,000 shares of common stock to key employees. No options were granted in 1999 and 1998. The Plan provides that options be granted at exercise prices equal to market value on the date the options are granted. The options outstanding are all currently exercisable and expire in 2013. As of June 30, 1999, there were no stock options exercised and 1,360,000 options outstanding. The company plans to adopt a replacement plan in 1999.

(7)      COMPENSATION ARRANGEMENTS
  The Company has entered into employment contracts which expire in 2008 with two of its principal officers. The terms of each contract call for a base compensation and fixed payment totaling approximately $339,494 per annum plus an incentive bonus of 5% of the consolidated pretax profit of the Company. The bonus was accrued during 1999.

(8)      COMMITMENTS AND CONTINGENCIES
  Leases - Leases of Company facilities are classified as operating leases and expire on various years through 2006. Of the two building leases, at June 30, 1999, one was with related parties. With the exception of the lease described below, leases generally require the Company to pay most costs, such as property taxes, maintenance and insurance.

         In 1991, the Company signed a 10-year lease with a non-related party for a 45,864 square foot building. The lease was renegotiated in May 1996 and extended to expire on August 31, 2006 with extensions. The lease requires a 7% increase every 30 months. At June 30, 1998 the lease rate was $21,117 per month.

         In 1983, the Company signed a 7-year, 9-month lease with a related party for a 30,000 square foot building. In 1994, the lease was extended to expire on December 31, 2004. The lease contains an annual increase based on the Consumer Price Index. At June 30, 1999 the lease rate was $13,097 per month.

         The following is a schedule of future minimum lease payments for those operating leases which have remaining terms in excess of one year:

                                    2000             $     410,569
                                    2001                   410,569
                                    2002-2007              425,351
                                    2003-2007            2,071,839

         Rent expense charged to operations for the years ended June 30, 1999, and 1998 was approximately $383,367, and $379,154 respectively.

         Environmental Remediation Costs - In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by Raytee, a former division of the Company.

         The Company has made four principal payments of $20,000 each in August 1996, 1997, 1998, and 1999. The last payment is due August 2000.

         Based on the settlement reached with the EPA in August 1996 for the interim claim, the company believes its reserve for any future liability in the amount of $120,000, as of June 30, 1999, is adequate to cover any final claim.


         Litigation Reserves - The company has established a reserve for expected litigation costs in connection with the settlement of certain outstanding liabilities. The company believes that the $200,000 reserve at June 30, 1999 is sufficient to cover potential litigation expenses.

(9)      EARNINGS PER SHARE
         The following data show the amounts used in computing earnings per share for the years ended June 30, 1999, 1998 and 1997.

                                                   1999         1998         1997
Income available to common stockholders
   basic and duluted .......................   $  118,734   $  232,747   $  217,427
Weighted average number of common shares
   used in basic EPS .......................   $5,520,176    5,548,401    5,727,122
Effect of dilutive securities stock options       851,643    1,007,011      114,928
                                               ----------   ----------   ----------
Weighted average number of common shares and
   dilutive potential common stock used in
   diluted EPS .............................    6,371,819    6,555,412    5,842,050
                                               ----------   ----------   ----------

(10)     PROVISION FOR INCOME TAXES
         Provision for income taxes consists of the following:
                                                  Federal       State      Total

1999
Current.....................
Deferred ...................

1998
Current ....................         $   --             37,950          $ 37,950
Deferred ...................          158,497          (21,797)          136,700

1997
Current ....................         $  3,651         $ 45,169          $ 48,820
Deferred ...................          209,296              431           209,727

A reconciliation of the Federal and State statutory tax rate and the effective tax rate is as follows:

                                               1999       1998          1997
                                              ------     ------        ------

Statutory Federal and State tax rate .......              16.4%         11.4%
Utilization of net operating loss ..........              27.2          44.7
Other, net .................................              (9.0)         (2.4)
                                                         -----         -----
Effective income tax rates .................              34.6%         53.6%
                                                         =====         =====

As of June 30, 1999, the Company estimates that it has available for Federal income taxes purposes approximately $_________ of investment tax credit carry forwards which expire in the year 2006.

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred assets and liabilities consist of the following:
                 Deferred tax assets:           1999        1998           1997
                                               ------      ------         ------
Net operating loss .........................              $   --        $156,968
 Accrued expenses ..........................               370,301       341,682
Deferred tax liabilities:
 Depreciation tax basis
 of property & Equipment ...................              $ 63,093        54,970


(11)     EXTRAORDINARY ITEM

         The extraordinary gain of $145,634, less income taxes of $16,427, results from the Company's arrangement to restructure certain debt during the year ended June 30, 1998.

                                             GC INTERNATIONAL, INC.

                                    SCHEDULE V-- PROPERTY, PLANT AND EQUIPMENT
                                 For the Years Ended June 30, 1999, 1998 and 1997


                                                                                        Transfer         Other
                                              Balance at                                  From          Changes          Balance
                                              Beginning                               Construction        add            at End
 Description                                  of Period      Additions    Retirements  In Progress     (Deduct)         of Period
-----------------------------------------------------------------------------------------------------------------------------------
Year  ended  June  30,  1999

  Machinery  and  equipment .............
  Office  equipment......................
  Automobiles and trucks ................
  Leasehold  improvements ...............
  Idle Assets  ..........................
  Construction in Progress ..............


Year ended June 30, 1998

  Machinery and equipment .............     $  810,066     $  225,674      $     --        $      446      $     --       $1,036,186
  Office equipment ....................         88,811         14,565            --              --              --          103,376
  Automobiles and trucks ..............        183,485           --            29,875            --              --
  Leasehold improvements ..............        172,626          7,882          34,911            --              --
  Idle Assets .........................        121,652           --              --              --              --
  Constriction in Progress ............            446           --              --              (446)           --             --
                                            ----------     ----------      ----------      ----------      ----------     ----------

                                            $1,377,086     $  248,121      $   60,786      $     --        $     --       $1,564,421
                                            ==========     ==========      ==========      ==========      ==========     ==========

Year ended June 30, 1997

Machinery and equipment ...............     $  753,703     $   48,241          (6,432)     $   14,554      $     --       $  810,066
Office equipment ......................         71,530         17,281            --              --              --           88,811
Automobiles and trucks ................        152,533         71,859         (40,907)           --              --          183,485
Leasehold improvements ................        166,347          6,279            --              --              --          172,626
Construction in Progress ..............         15,000           --              --           (14,554)           --              446
Idle Assets ...........................        121,652           --              --              --              --          121,652

                                            $1,280,765     $  143,660      $  (47,339)     $     --        $     --       $1,377,086
                                            ==========     ==========      ==========      ==========      ==========     ==========

                             GC INTERNATIONAL, INC.

        SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                For the Years Ended June 30, 1999, 1998 and 1997

                                        Additions
                                        Charged to                 Other
                            Balance at    Costs                   Changes      Balance
                             Beginning     and         Retire-      Add        at End
   Description              of Period   Expenses       ments       Deduct      of Period
-------------------------   ----------  --------     ---------    --------    ----------
Year ended June 30, 1999

Machinery and equipment
Office Equipment........
Automobiles and trucks..
Leasehold improvements..
Idle Assets.............

Year ended June 30, 1998
Machinery and equipment    $  541,915   $   86,798    $     --      $   --     $  628,713
Office equipment .......       65,142        7,140          --          --         72,282
Automobiles and trucks .       76,048       23,536       (25,464)       --         74,120
Leasehold improvements .      155,711        3,719          --          --        159,430
Idle Assets ............      119,352         --         (34,911)       --         84,625
                           ----------   ----------    ----------    --------   ----------

                           $  958,352   $  121,193    $  (60,375)   $   --     $1,109,170
                           ==========   ==========    ==========    ========   ==========

Year ended June 30, 1997

Machinery and equipment    $  479,015   $   69,332    $   (6,432)   $   --     $  541,915
Office equipment .......       60,548        4,594          --          --         65,142
Automobiles and trucks .      106,301       10,655       (40,908)       --         76,048
Leasehold improvements .      152,960        2,751          --          --        155,711
Idle Assets ............      119,536         --            --          --        119,536
                           ----------   ----------    ----------    --------   ----------

                           $  918,360   $   87,332    $  (47,340)   $   --     $  958,352
                           ==========   ==========    ==========    ========   ==========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                For the Years Ended June 30, 1999, 1998 and 1997

                                                            Other
                      Balance at   Charged to  Charged to  Charges    Balance at
                      Beginning    Costs and    Other        Add     End of Year
Year                  Description   of Year    Expenses    Accounts    (Deduct)
----                  -----------   -------    --------    --------  ----------


1999 Allowance for
   doubtful accounts

1998 Allowance for
   doubtful accounts   $   6,607   $  5,195   $ (5,338)   $ --     $  6,464
                       =========   ========   ========    ======   ========

1997 Allowance for
   doubtful accounts   $   6,361   $ 28,229   $(27,983)   $ --     $  6,607
                       =========   ========   ========    ======   ========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                For the Years Ended June 30, 1999, 1998 and 1997
                                              Maximum       Average        Weighted
         Category                            Weighted       Amount          Amount           Average
         Aggregate              Balance       Average     Outstanding     Outstanding       Interest
         Short-Term            at End of     Interest     During the      During the       During the
         Borrowings             Period         Rate         Period         Period(1)        Period(2)
         ----------             ------         ----         ------         ------           ------
Year ended June 30, 1999.....
    Amounts payable to:
    Banks for borrowings

Year ended June 30, 1998 ....    $--             -%           $   --          $   --          -%
  Amounts payable to:
  Banks for borrowings

Year ended June 30, 1997 ....    $--           10.50%         $171,499        $ 85,750    10.12%
   Amounts payable to:
   Banks for borrowings

----------------

(1) The average amount of short-term borrowings is determined by using the average daily balances divided by 365. (2) The weighted average interest rate is computed by dividing total interest expense by the average short-term borrowings.

                              GC INTERNATIONAL, INC
             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                For the Years Ended June 30, 1999, 1998 and 1997

       Item                   Charged to Costs and Expenses
       ----                ------------------------------------------
                                1999              1998             1997
                                ----              ----             ----
Repairs and Maintenance                           $88,255          $85,776

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


                                   GC International, Inc.
                                   (Registrant)



Date: October 12, 1999           By:        F. Willard Griffith II
                                            -----------------------------
                                            F. Willard Griffith II
                                            Chairman and CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: October 12, 1999              By:  F. Willard Griffith II
                                         -------------------------------
                                         F. Willard Griffith II
                                         Principal Executive Officer
                                         and Principal Financial Officer



Date: October 12, 1999              By:  Richard R. Carlson
                                         -------------------------------
                                         Richard R. Carlson
                                         Director and President




Date: October 12, 1999              By:  Carol Q. Griffith
                                         -------------------------------
                                         Carol Q. Griffith
                                         Director



Date: October 12, 1999              By: Carol J. Carlson
                                        -------------------------------
                                        Carol J. Carlson
                                        Director