Form 10-Q
period 1999-09-30
GC INTERNATIONAL INC /CA
filed 1999-11-12
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended        September 30, 1999
                               --------------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    -----------------------


                        Commission file number 000-17259


                             GC INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                         94-2278595
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer Identification no.)
incorporation or organization)


156 BURNS AVENUE, ATHERTON CALIFORNIA                     94027
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)



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


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No X
                         ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,423,191.

                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----


PART I.    FINANCIAL INFORMATION:
---------------------------------

         Item 1.      Financial Statements

             Unaudited Condensed Balance Sheets
               September 30, 1999 and June 30, 1999...........................1


             Unaudited Condensed Statements of Operations
               Three months ended September 30, 1999
                 and September 30, 1998.......................................2

             Unaudited Statements of Cash Flows for the Three months
               Ended September 30, 1999 and September 30, 1998................3

             Notes to Unaudited Condensed Financial Statements
               Ended September 30, 1999 and September 30, 1998................4



         Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation..............4



PART II.   OTHER INFORMATION:
-----------------------------

         Item 1.      Legal Proceedings.......................................6


         Item 2.      Changes in Securities...................................6

         Item 3.      Defaults Upon Senior Securities.........................6


         Item 4.      Submission of Matters to a Vote
                        of Security Holders...................................6

         Item 5.      Other Information.......................................6


         Item 6.      Exhibits & Reports on Form 8-K..........................6


                      Signatures ............................................ 6

                            GC INTERNATIONAL, INC.

                                 BALANCE SHEETS


                                                   September 30         June 30
                                                       1999              1999
                                                   ------------         -------
ASSETS
Current Assets
       Cash ........................................ $   293,986    $   371,085
       Accounts receivable, net of .................     582,013        508,213
           Allowance for doubtful accounts
           Of $5,133 at September 30 and
           $5,133 at June 30, 1999
       Inventories .................................     471,273        472,931
Prepaid expenses ...................................      (2,747)         6,787
Deferred tax benefit ............................... $    18,395    $    26,044
                                                       ----------      ---------

              Total current assets .................   1,362,919      1,385,060

       Property and equipment, net .................     518,639        548,106
       Deposits & deferred expenses ................      46,505         35,999
       Deferred tax benefit ........................     336,734        281,164
                                                       ----------     ----------

               Total assets ........................ $ 2,264,797    $ 2,250,329
                                                       ==========     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
       Accounts payable ............................ $   171,538    $    68,776
       Accrued expenses ............................     628,885        654,408
       Income taxes payable ........................     (34,561)        (2,725)
       Notes payable ...............................     252,536        258,187
                                                       ----------     ----------

           Total current liabilities ...............   1,018,398        978,646


Other Liabilities:
       Notes payable, net of current portion .......     146,467        181,193
       Other long term debt ........................     320,000        320,000

Stockholders' equity:
       Common stock, without par value .............   1,761,805      1,770,007
       Accumulated deficit .........................    (981,873)      (999,517)
                                                       ----------     ----------

           Net stockholders' equity ................     779,932        770,490

           Total Liabilities and
              Stock Holders Equity ................. $ 2,264,797    $ 2,250,329
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                           3 Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       1999            1998
                                                    (Unaudited)      (Unaudited)
                                                   -------------   -------------


Net sales ........................................   $ 1,037,899    $ 1,456,212

Cost of sales ....................................       734,825        927,101
                                                      -----------    -----------

Gross profit .....................................       303,074        529,111

Operating expenses:
       Selling ...................................        41,911         68,650
       General & Administrative ..................       313,941        361,926
                                                      -----------    -----------

Income from operations ...........................       (52,778)        98,535

Other income (expense)
       Interest, net .............................        (3,487)        (4,040)
       Other .....................................        (5,847)       (13,181)
                                                      -----------    -----------

Income before income taxes .......................       (62,113)        81,314

Provision for income taxes .......................             0          9,010
                                                      -----------    -----------

Income before extraordinary items ................       (62,113)        72,305

Net income .......................................   $   (62,113)   $    72,305
                                                      ===========    ===========

Earnings per common share
       Primary and Fully diluted
         Income (loss) from con't operations .....   $      (.01)   $      0.01


Weighted average shares outstanding
       Primary ...................................     5,423,191      5,548,401
       Fully diluted .............................     5,423,191      5,548,401



   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                                        September 30    June 30
                                                           1999           1998
                                                        ------------    --------
Cash flows from operating activities:
-------------------------------------
Net income ............................................  $ (62,113)   $  72,305
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization ..................     31,265       31,843
       Gain on sale of property, plant & equipment ....       --         (1,850)


Adjustments to cash from operations:
------------------------------------
       Accounts Receivables ..............  (incr)decr     (73,800)     (58,533)
       Inventory .........................  (incr)decr       1,658       (9,507)
       Accrued payable ...................  (incr)decr     102,762       53,428
       Accrued liabilities ...............  (incr)decr     (25,523)       1,576
       Income taxes payable ..............  (incr)decr      47,921       24,915
       Deferred tax ....................... (incr)decr     (47,921)        --
       Prepaid expenses ................... (incr)decr       9,534        5,818
       Other assets & deposits ............ (incr)decr     (10,505)      (3,252)
                                                          ---------    ---------

       Net cash provided by operating activities ......    (26,721)     116,742

Cash flows from investing activities:
-------------------------------------
       Purchase of property, plant & equipment ........     (1,797)     (33,398)
       Proceeds from sale of property, plant
         & equipment ..................................       --          1,850
                                                           ---------    --------

       Net cash provided by financing activities ......     (1,797)     (31,548)

Cash flows from financing activities:
-------------------------------------
       Payments on short term borrowings ..............     (5,652)      (8,548)
       Payments on long term debt .....................    (34,726)     (31,813)
       Re-purchase of common stock ....................     (8,203)        --
                                                          ---------    ---------

       Net cash provided by investing activities ......    (48,581)     (40,361)

Increase in cash and cash equivalents .................    (77,099)      44,833

Cash at beginning of period ...........................    371,085      323,920
                                                          ---------    ---------

Cash at end of period .................................  $ 293,986    $ 368,753
                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements

Note 1
------
The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1999 and June 30, 1999, and the results of it's operation for the three months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                          September 30           September 30
                                              1999                   1998
                                              ----                   ----

               Raw materials               $ 74,630               $ 60,675
               Work in process              396,643                428,605
                                            -------                -------

                      Total                $471,273               $489,280
                                            =======                =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of September 30, 1999, the Company's cash position was $293,986 and working capital was a positive $344,522, compared to cash of $371,085 in the prior period. The cash position declined during the quarter as a result of current quarter losses due to a downturn in orders at the Company's ALJ Division. Management believes that these funds and cash flow from operations are adequate to fund ongoing operations. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow from operations in the future.

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

Factors Affecting Future Results
--------------------------------
The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at September 30, 1999 was $174,857 compared to $190,899 at September 30, 1998.

The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by a former division. The Company made the fourth payment of $20,000 in August 1999, with the last payment due August 2000. Based on the settlement reached with the EPA in 1996 for the interim claim, the Company believes that its reserve for future liability in the amount of $120,000 is adequate to cover any final settlement.

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


Results of Operations
---------------------
Comparison of three months ended September 30, 1999, and September 30, 1998.

The Company's sales for the three months ending September 30, 1999, decreased $418,313 or 28.7% over the comparable period of the prior year due to completion of certain contracts with a large customer. Unfortuantely, the orders could not be replaced.

As a result of the completed contracts, the backlog which was approximately $1,852,052 at June 30, 1999, decreased significantly and at September 30, 1999 was approximately $1,364,960.

The cost of sales increased to 70.8% compared to 63.7% in the prior year period, primarily as a result of reduced sales. Operating expenses decreased to $355,852(approximately $74,724) compared to $430,576 in the prior period as a result of reduced expenditures. As a result, the loss for the quarter was $62,113 compared to a profit of $81,314 for the prior year. Therefore, the net loss after taxes was $62,113 or (6%) of sales versus 5% profit for the prior year. The loss per share for the three month period was $.01/share compared to a profit of $.01/share for the 1998 period.

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


                             GC International, Inc.
                             ----------------------
                                  (Registrant)


 November 10, 1999            /s/ F. Willard Griffith II
---------------------         -------------------------------------------------
     Date                     F. Willard Griffith II
                              Chairman, Chief Executive Officer and
                              Chief Financial Officer