Form 10-Q
period 1999-12-31
GC INTERNATIONAL INC /CA
filed 2000-02-14
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------

                                    FORM 10-Q
(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______________  to  __________________


                        Commission file number 000-17259


                             GC INTERNATIONAL , INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                       94-2278595
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. employer Identification no.)

156 BURNS AVENUE, ATHERTON CALIFORNIA                            94027
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, including Area Code (650) 322-8449

                                      N/A
                      -------------------------------------
Former name, former address and former fiscal year, if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_   No _____


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   5,423,191.
                                                  -----------

                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION:
--------------------------------

Item 1.      Financial Statements

               Unaudited Condensed Balance Sheets
                   December 31, 1999 and June 30, 1999........................1


               Unaudited Condensed Statements of Operations
               Three and six months ended December 31, 1999
                   and December 31, 1998......................................2

                     Unaudited Statements of Cash Flows for the six months
                       Ended December 31, 1999 and December 31, 1998..........3

                     Notes to Unaudited Condensed Financial Statements
                       Ended December 31, 1999 and December 31, 1998..........4



Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation..............4



PART II.   OTHER INFORMATION:
-----------------------------

Item 1.      Legal Proceedings................................................6


Item 2.      Changes in Securities............................................6

Item 3.      Defaults Upon Senior Securities..................................6


Item 4.      Submission of Matters to a Vote
              of Security Holders.............................................6

Item 5.      Other Information................................................6


Item 6.      Exhibits & Reports on Form 8-K...................................6


             Signatures ..................................................... 7

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                  December 31, 1999  June 30, 1999
                                                      Unaudited
                                                     -----------     -------------
ASSETS
Current Assets
  Cash ...........................................   $   184,236    $   371,085
  Accounts receivable, net of
  Allowance for doubtful accounts ................       550,690        508,214
  Of $5,133 at September 30 and
   $5,133 at June 30, 1999
  Inventories ....................................       472,115        472,931
  Prepaid expenses ...............................        26,754          6,787
  Prepaid income tax .............................          --           26,561
  Deferred tax benefit ...........................        18,396         18,395
                                                     -----------    -----------

              Total current assets ...............     1,252,190      1,403,972

       Property and equipment, net ...............       505,031        548,106
       Deposits & deferred expenses ..............        50,699         35,999
       Deferred tax benefit ......................       336,734        336,734
                                                     -----------    -----------

               Total assets ......................   $ 2,144,654    $ 2,324,812
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
       Accounts payable ..........................   $   142,554    $    68,776
       Accrued expenses ..........................       576,335        646,409
       Income taxes payable ......................        (7,491)          --
       Notes payable .............................       252,087        258,188
                                                     -----------    -----------

           Total current liabilities .............       963,486        973,373

Other Liabilities:
       Notes payable, net of current portion .....       146,032        181,194
       Other long term debt ......................       320,000        320,000

Stockholders' equity:
       Common stock, without par value ...........     1,759,149      1,770,007
       Accumulated deficit .......................    (1,044,013)      (919,762)
                                                     -----------    -----------

           Net stockholders' equity ..............       715,136        850,245
           Total Liabilities and
              Stock Holders Equity ...............   $ 2,144,654    $ 2,324,812
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                             3 Months Ended               6 Months Ended
                                             --------------               --------------
                                         12/31/99       12/31/98       12/31/99       12/31/98
                                             (Unaudited)                   (Unaudited)
                                      --------------------------    --------------------------
Net sales .........................     1,190,937      1,340,383      2,228,836    $ 2,796,596
Cost of sales .....................       856,959        885,789      1,571,684      1,812,890
                                      -----------    -----------    -----------    -----------

Gross profit ......................       354,078        454,594        657,152        983,706

Operating expenses:
  Selling .........................        46,082         73,875         87,994        142,525
  General & Admin .................       327,375        308,394        641,316        670,321
                                      -----------    -----------    -----------    -----------

Income (loss)from operations ......       (19,380)        72,324        (72,158)       170,860


Other income (expense)
  Interest net ....................          (719)          (584)        (4,206)        (4,624)
  Other ...........................       (42,041)       (49,821)        47,889        (63,002)
                                      -----------    -----------    -----------    -----------

Income (loss) before
  income taxes ....................       (62,140)        21,919       (124,242)       103,234


Provision for income taxes ........          --            9,210           --           18,220
                                      -----------    -----------    -----------    -----------

Net income (loss) .................   $   (62,140)   $    12,709    $  (124,252)   $    85,014
                                      ===========    ===========    ===========    ===========


Earnings per common share
  Primary and Fully diluted .......   $      (.02)   $      0.00    $      (.01)   $      0.01

Weighted average shares outstanding
  Primary .........................     5,423,191      5,423,191      5,423,191      5,423,191
  Fully diluted ...................     5,423,191      5,423,191      5,423,191      5,423,191


   The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                             6 Months Ended
                                                   ----------------------------------
                                                   December 31, 1999 December 31,1998
                                                        (Unaudited)   (Unaudited)
                                                         ---------    -----------
Cash flows from operating activities:
Net income ...........................................   $(124,252)   $  85,014
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization ....................      53,106       55,423
    Gain on sale of property, plant & equipment ......        --         (1,850)

Adjustments to cash from operations:
    Accounts Receivables ........(incr)decr  .........     (42,476)     (10,455)
    Inventory ...................(incr)decr    .......         816      (51,635)
    Accrued payable ............. incr(decr)   .......      73,778       70,629
    Accrued liabilities ......... incr(decr)   .......     (70,074)     (28,447)
    Income taxes payable ........ incr(decr)   .......      (7,491)       7,455
    Prepaid income taxes ........              .......      26,561         --
    Reserve liability ........... incr(decr)   .......        --           --
    Prepaid expenses ............(incr)decr    .......     (19,967)     (22,789)
    Other assets & deposits .....(incr)decr    .......     (14,700)      (7,232)
                                                         ---------    ---------

      Net cash provided by operating activities ......    (124,699)      96,112

Cash flows from investing activities:
      Purchase of property, plant & equipment ........     (10,030)    (130,408)
      Proceeds from sale of property, plant
        & equipment ..................................        --          1,850
                                                         ---------    ---------

      Net cash provided (used) by investing activities     (10,030)    (128,558)

Cash flows from financing activities:
      Payments on short term borrowings ..............      (6,100)       1,415
      Payments on long term debt .....................     (35,161)      36,886
      Re-purchase of common stock ....................     (10,859)        --
      New long term borrowings .......................        --           --
                                                         ---------    ---------

       Net cash provided by financing activities .....     (52,120)      38,302
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents .....    (186,849)       5,856
    Cash at beginning of period ......................     371,085      323,920
                                                         ---------    ---------
Cash at end of period ................................   $ 184,236    $ 329,776
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of December 31, 1999, and December 31, 1998, and the results of it's operation for the three and six months ended December 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                       December 31            December 31
                                          1999                   1998
                                          ----                   ----

           Raw materials                 $66,101               $ 58,036
           Work in process               406,014                473,372
                                         -------                -------

                  Total                 $472,115               $531,408
                                         =======                =======

Inventories increased at the end of December 1998 due to work in process that could not be shipped or was not scheduled to be shipped at the end of December. Inventories are expected to decrease during the next quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of December 31, 1999, the Company's cash position was $184,236 and working capital was $288,704, compared to cash of $371,085 and working capital of $430,599 in the prior period. The cash position decreased during the period as a result of continuing losses resulting from poor shipments at the ALJ division. Management believes that these funds and cash flow from operations are adequate to fund ongoing operations, if the division can increase sales and cash flow during 2000. However, there is no assurance that these funds will prove adequate if the Company is unable to obtain positive cash flow operations in the future.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------
The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 2000, the Company has been able to arrange satisfactory purchase contracts.

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 2000. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of debt repayments, cash resources and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.

Factors Affecting Future Results
--------------------------------
The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at December 31, 1999 was $170,365 compared to $186,399 at December 31, 1998.

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

As of February 1st the year 2000, there were no problems at the company and its suppliers and customers. There has been no current impact on operations, suppliers and payments from customers.


Results of Operations
---------------------
Comparison of three and six months ended December 31, 1999, and December 31, 1998.

The Company's sales for the six months ending December 31, 1999, decreased $567,760 or 20.3% and for the 3 month period ended December 31, 1999, sales decreased by $149,446 or 11.1% over the comparable period of the prior year.

There has been a noticeable decrease in the Company's markets, the backlog which was approximately $1,250,417 at June 30, 1999 and $1,852,052 at June 30, 1998,
increase at December 31, 1999 to $1,527,558. Significantly, a substantial part of the backlog is stretched out. The back-log has increased from $1,364,960 at September 30, 1999. If orders continue to be booked as a result of continued sales and marketing efforts, shipment could increase during the third quarter to enable a return to profitability. However, there are no assurances that the Company will be able to do so. The company has been increasing the marketing efforts by adding mailings to the schedule and is changing sales representatives in underperforming territories.

The Apollo Division has improved production yields and division profits have held up. Apollo shipments are expected to remain stable during the next six months and are therefore expected to provide profits and cash flow. However, Apollo increases are not expected to offset ALJ decreases. Therefore, the Company's profits, cash position and earnings per share will decrease as compared to 1999.

The Company's cost of sales increased 4.2% in the 6 months ended December 31, 1999 over the comparable period. Operating expenses decreased $8,811 due to lower selling costs as compared to the prior six month period. The Company expects to continue heavy selling activities during the next six months to obtain new tooling and orders. Administrative expense increased due to an increase in management and sales personnel. As a result, the net loss increased in the quarter to $62,140(5%) as compared to profit of $12,709 in the prior period.

As the backlog and monthly shipments have increased over the first half, ALJ is now facing the problem of a tight labor market. This results in increased overtime and labor costs to meet customer requirements, thereby decreasing gross margins. If ALJ is unable to hire sufficient qualified personnel, profits and cash flow will continue to be adversely affected.

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


                             GC International, Inc.
                                  (Registrant)


  February 10, 1999                  F. Willard Griffith II
-------------------                  ----------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer