Form 10-Q
period 2000-03-31
GC INTERNATIONAL INC /CA
filed 2000-05-15
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 2000
                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the transition period from __________________ to  ______________________


                        Commission file number 000-17259
                                              -----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,423,191.
                                                ---------

                             GC INTERNATIONAL, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION:
--------------------------------

     Item 1.   Financial Statements

               Unaudited Condensed Balance Sheets
                    March 31, 2000 and June 30, 1999..........................1


               Unaudited  Condensed  Statements of Operations Three months and nine months ended March 31, 2000
                    and March 31, 1999........................................2

               Unaudited Statements of Cash Flows for the nine months
                    Ended March 31, 2000 and March 31, 1999...................3

               Notes to Unaudited Condensed Financial Statements..............4


     Item 2.   Management's Discussion and Analysis of
                    Financial Condition & Results of Operation................5



PART II.   OTHER INFORMATION:

     Item 1.   Legal Proceedings..............................................6


     Item 2.   Changes in Securities..........................................6

     Item 3.   Defaults Upon Senior Securities................................6

     Item 4.   Submission of Matters to a Vote
                    of Security Holders.......................................6

     Item 5.   Other Information..............................................6


     Item 6.   Exhibits & Reports on Form 8-K.................................6


               Signatures ....................................................6

                             GC INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                  March 31, 2000    June 30, 1999
                                                  --------------    -------------
ASSETS
Current Assets
  Cash                                             $   181,531      $   371,085
  Accounts receivable, net of
  Allowance for doubtful accounts
  Of $5,133 at March 31 and
   $5,133 at June 30, 1999                             655,822          508,214
  Inventories                                          481,140          472,931
  Prepaid expenses                                      27,303            6,787
  Prepaid income tax                                      --             26,561
  Deferred tax benefit                                  18,395           18,395
                                                   -----------      -----------

    Total Current Assets                             1,364,190        1,403,972

  Property and equipment, net                          478,866          548,106
  Deposits & deferred expenses                          43,043           35,999
  Deferred tax benefit                                 336,734          336,734
                                                   -----------      -----------

    Total Assets                                   $ 2,222,833      $ 2,324,812
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   161,924      $    68,776
  Accrued expenses                                     598,374          646,409
  Income taxes payable                                    --               --
  Notes payable                                        250,489          258,188
                                                   -----------      -----------

    Total current liabilities                        1,010,787          973,373

Other Liabilities:
  Notes payable, net of current portion                129,730          181,194
  Other long term debt                                 320,000          320,000
                                                   -----------      -----------
    Total other liabilities                            449,730          501,194

    Total liabilities                                1,460,517        1,474,567
                                                   -----------      -----------

Stockholders' equity:
  Common stock, without par value                    1,759,149        1,770,007
  Accumulated deficit                                 (996,833)        (919,762)
                                                   -----------      -----------

    Net stockholders' equity                           762,316          850,245

    Total Liabilities and
      Stock Holders Equity                         $ 2,222,833      $ 2,324,812
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                             3 Months Ended              9 Months Ended
                                      --------------------------    --------------------------
                                         3/31/00        3/31/99        3/31/00        3/31/99
                                              (Unaudited)                    (Unaudited)
                                      --------------------------    --------------------------
Net sales                             $ 1,472,723    $ 1,228,737    $ 3,701,559    $ 4,025,333

Cost of sales                             970,904        826,596      2,542,588      2,639,486
                                      -----------    -----------    -----------    -----------

Gross profit                              501,819        402,142      1,158,971      1,385,847

Operating expenses:
  Selling                                  81,634         61,472        169,627        203,997
  Administrative                          353,463        325,743        994,779        996,064
                                      -----------    -----------    -----------    -----------

    Operating Profit                       66,722         14,926         (5,435)       185,786

Other income (expense)                    (62,243)       (23,837)       (66,449)       (86,839)
Interest Expense net of                    42,189         (2,118)        (5,699)        (6,742)
                                      -----------    -----------    -----------    -----------
   interest income

Income (loss) before income taxes          46,669        (11,029)       (77,583)        92,204

Income tax benefit (expense)                  511          6,203            511        (12,017)

Net income (loss)                     $    47,180    $    (4,826)   $   (77,072)   $    80,187
                                      ===========    ===========    ===========    ===========


Earnings per common share
 Primary                              $      0.01    $     (0.00)   $     (0.01)   $      0.01
 Fully diluted                        $      0.01    $     (0.00)   $     (0.01)   $      0.01


Weighted average shares outstanding
  Primary                               6,783,191      6,856,782      6,783,191      6,856,782

  Fully diluted                         6,783,191      6,856,782      6,783,191      6,856,782

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                             9 Months Ended
                                                    ------------------------------
                                                    March 31, 2000   March 31,1999
                                                    --------------   -------------
Cash flows from operating activities:
Net income                                              $ (77,072)    $  80,187
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          82,737        93,279
    Gain on sale of property, plant & equipment            (1,850)
    Purchase of GCI Stock                                 (10,859)       (9,808)


Adjustments to cash from operations:
    Accounts Receivables      (incr)decr                 (147,609)       57,088
    Inventory                 (incr)decr                   (8,209)      (29,540)
    Accrued payable            incr(decr)                  93,148         7,184
    Accrued liabilities        incr(decr)                 (56,034)      (66,784)
    Income tax payable         incr(decr)                  34,561         1,255
    Deferred tax              (incr)decr-                    --            --
    Prepaid expenses          (incr)decr                  (20,516)      (10,060)
    Other assets & deposits   (incr)decr                   (7,043)       (9,174)
                                                        ---------     ---------

Net cash provided by operating activities                (116,895)      111,777


Cash flows from investing activities:
      Purchase of property, plant & equipment             (13,497)     (133,717)
      Proceeds from sale of property, plant                  --           1,850
        & equipment

      Net cash provided (used) by                         (13,497)     (131,867)
      investing activities

Cash flows from financing activities:
      Payments on short term borrowings                    (7,698)       (4,802)
      Payments on long term borrowings                    (51,463)      (34,526)
      New long term borrowings                               --          57,367
                                                        ---------     ---------
      Net cash provided (used) by
        financing activities                              (59,161)       18,039

Increase (decrease) in cash & cash equivalents           (189,554)       (2,051)
Cash at beginning of period                               371,085       323,920
                                                        ---------     ---------
Cash at end of period                                   $ 181,531     $ 321,869
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements


Note 1
------

The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 2000, and June 30, 1999, and the results of it's operations for the three and nine months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results of the full year.

Note 2
------

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:
                                            March 31      March 31
                                              2000          1999
                                            --------      --------

                  Raw materials             $ 72,679      $ 65,862
                  Work in process            400,252       443,450
                                             -------       -------

                         Total              $472,931      $509,312

Inventories decreased at the end of March 2000. Inventories are expected to remain at the current level during the next quarter.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the Company's cash position was $181,531 and working capital was $353,403, compared to cash of $371,085 and working capital of $430,600 in the prior period. The cash position and working capital decreased during the period as a result of the purchase of new plant and equipment and a slowdown in orders during the last nine months thus incurring losses. Management believes that these funds and cash flow from operations are adequate to fund ongoing operations subject to the final settlement with the EPA (see factors affecting future results). The Company has no bank line of credit. Therefore, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 2000, the Company has been able to arrange satisfactory equipment purchase contracts. The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 2000 to 2001. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of debt repayments and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.

Factors Affecting Future Results
--------------------------------

The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at March 31, 2000 was $167,365 compared to $181,900 at March 31, 1999.

The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by a former division. The Company will make last payment in August 2000. In April 2000 the Company received a settlement offer of approximately $569,258 from the EPA for the final remediation. Since the Company has sufficient cash to cover only ongoing operations and minimal equipment purchases, the future of the Company could be in serious financial difficulty if substantial reductions and term payouts cannot be arranged. The Company has reserved $120,000 based on the previous settlement.


Results of Operations
---------------------

Comparison of three and nine months ended March 31, 2000, and March 31, 1999.

The Company's sales for the nine months ending March 31, 2000, decreased by $323,774 or 8.0% and yet, increased for the three months by $243,986 or 19.9% over the comparable period of the prior year. The Company is attempting to even out the up and down sales by changing to Company employees in the sales department.

There has been a noticeable decrease in the Company's markets. The backlog, which was approximately $1,250,417 at June 30, 1999, increased at March 31, 2000 to $1,456,101, but this is still less than the June 30, 1998 backlog of $1,852,052.

The Apollo Division profits exceeded the prior year. Apollo shipments are expected to increase slightly during the next three months and are therefore expected to provide increasing profits and cash flow. However, Apollo increases are not sufficient to offset ALJ decreases. Therefore, it is probable that the Company's profits, cash position and earnings per share will decrease significantly as compared to 1999.

The cost of sales increased to 68.7% in March 2000 compared to 65.6% in the previous period. The Company had to suddenly hire new production workers and had to utilize a temp agency in order to meet customer requirements in the 3rd quarter. Operating expenses decreased $35,655 as compared to the prior nine month period. The Company expects to continue heavy selling activities during the next three months to obtain new tooling and orders. Continuing mailings to prospective customers have provided good results.

Administrative expense decreased slightly. As a result, the Company had a net profit of $47,180 in the quarter ended March 30, as compared to a loss of $4,826 in the prior period and for the nine month period the Company showed a loss of $77,583 as compared to $80,187 profit in 1999.


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


                                   GC International, Inc.
                                   ----------------------
                                   (Registrant)


  May 12, 2000                 /s/ F. Willard Griffith II
--------------                     --------------------------------------
     Date                          F. Willard Griffith II
                                   Chairman, Chief Executive Officer and
                                   Chief Financial Officer