Form 10-K
period 2000-06-30
GC INTERNATIONAL INC /CA
filed 2000-10-13
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

      (Mark One)
          X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         --- SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended   June 30, 2000
                                        -----------------

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-17259
                                   ----------

                         GC INTERNATIONAL, INC.
           ----------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                   94-2278595
--------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


     156 Burns Avenue, Atherton, California               94027
     ------------------------------------------- ----------------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (650) 322-8449
                                                   ---------------


Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on which
Title of each class                                   registered

       None                                              None
   ------------                                      ------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Without Par Value
                         -------------------------------
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No.....

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                            [Cover page 1 of 2 pages]

The aggregate market value of voting stock held by non-affiliates of the registrant at September 22, 2000 (2,399,773 shares), was approximately $311,970. Since there are only a few trades of the Company's Stock during the year, this is based on an estimate average of the bid and asked price of $.13/share during the quarter ended 6/30/00.

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

Yes..X.. No......


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The total shares outstanding at September 22, 2000 are as follows:

                  Common Stock      5,350,798 shares





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

The following table sets forth certain financial information with respect to GC's business units. Approximately 80% of the backlog is expected to be shipped in the year ending June 30, 2001. A substantial portion of the backlog may be canceled at any time without penalty. The decrease in the backlog is believed to be due primarily to the continuing efforts of the Company to ship product on-time and reduce overdue shipments to a minimum.

                              Backlog                   Backlog
                           June 30,2000              June 30, 1999
                           ------------              -------------
Total Backlog               $1,197,674                $1,250,417

The backlog decrease is due primarily to a general business decline in the casting industry and the completion of a large contract.

GC's sales for the last three fiscal years are as follows:


                                            Year Ended June 30
                           ---------------------------------------------------
                               2000              1999                1998
                               ----              ----                ----

Net sales                   $4,882,168        $5,207,664          $5,590,365


A. L. Johnson ("ALJ") Division
------------------------------

ALJ and its predecessor have been in business for over 45 years. Located in Camarillo, California, ALJ utilizes a Rubber/Plaster Mold ("RPM") process and equipment to produce precision, high-strength, thin-walled aluminum castings, primarily for the computer, electronics and aerospace industries. The parts are used in many applications, including medical electronics, computer housings and camera parts.

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


Apollo Masters Division ("Apollo")
----------------------------------

In 1988 GC purchased, from Capitol Records, the assets used in connection with its lacquer master manufacturing business and moved those assets to a plant leased by the Company in Banning, California.

Located in Banning, California, Apollo processes precision, highly polished aluminum substrates by applying a filtered lacquer coating to the discs in a clean room environment. After drying and inspection, the masters are sold to audio recording engineers who use specialized equipment to cut grooves in the lacquer. The masters are then used to make additional pressing masters, ultimately resulting in vinyl records. The Company expects the vinyl record industry volume to continue to decline as compact discs and audio cassettes replace vinyl records. Therefore, Apollo's future business and profitability will depend on Apollo's ability to gain market share from its competitors. Currently, approximately 50% of Apollo's market is in the U.S. and 50% is in the rest of the world, with the European market being the largest foreign market. Apollo does not expect the current decline of the vinyl record business to be precipitous for the Company, because to produce a single vinyl record takes a minimum of two masters, and the Company believes that there will continue to be a reasonable demand for vinyl records for the immediate future. However, a rapid decline in the market for lacquer masters may require that the Company reevaluate the viability of Apollo. There is no guarantee that Apollo can remain profitable in the future. If in future years, Apollo turns unprofitable and the decision is made to discontinue the operation, the Company could incur significant losses. As of June 30, 2000, Apollo has established 7 distributors and has made deliveries to over 122 customers in 29 countries worldwide. Apollo also imports and distributes stylus.


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


Major Customers Over 10%
------------------------

One customer,Raytheon TI Systems, accounted approximately 11.3% of consolidated sales in 2000.


Foreign Sales
-------------

Approximately 50% of Apollo's sales are to foreign markets, and such sales in 2000 represented approximately 14.9% of GC's consolidated sales. ALJ has no material foreign sales.

Competition
-----------

ALJ competes in the U.S. on the basis of quality, delivery and price in markets where there are substantial numbers of competitors offering similar products and services, and many of these competitors are larger than ALJ. Apollo competes in a world wide market where the Company believes there is only one U.S. competitor and one Japanese competitor.


Employees
---------

At June 30, 2000, GC had 62 employees. The Company believes its relations with its employees, none of whom is currently represented by any labor union, are good. From time to time, and currently, GC is experiencing a shortage of suitably trained applicants. This shortage affected the results in 2000 and is continuing in 2001. GC maintains health, disability and life insurance programs for full-time employees. During 2000, GC paid a discretionary Christmas holiday bonus of approximately $17,600.


Item 2.  Properties
-------------------

As of June 30, 2000, GC leases two separate manufacturing facilities. The two leases aggregate approximately 75,864 square feet, under leases that expire at various times.

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



Item 3.  Legal Proceedings
--------------------------

As of June 30, 2000, there is no litigation of which the Company is aware and/or is not insured. With the exception of the potential litigation on claims explained below, the Company does not know of any litigation likely to be asserted directly against the Company which would not be insured or which, if decided adversely to the Company, would, in the opinion of management, materially affect the financial condition of the Company.


Bankruptcy Filing and Discharge from Chapter 11
-----------------------------------------------

On March 26, 1990, Registrant and its Subsidiaries each filed for protection under Chapter 11 of the Federal Bankruptcy Code. On April 23, 1991, the Second Amended Plan of Reorganization was approved by the court. As a result of the settlement with unsecured creditors, the Company has been required to make certain payments to these creditors over a period of seven years at no interest. During 2000, the Company made payments and/or settlements with several of these creditors. The Company anticipates continuing this program in 2001. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment.

EPA Claim for OII Superfund Site Cleanup
----------------------------------------

In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by the Company's former Raytee division. As of August 2000, the company has paid the EPA in full for the partial settlement. The EPA has notified the company that the final remediation settlement amount due from the company is approximately $560,000. However, the EPA attorneys' stated that a settlement can be reached.

Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes its reserve in the amount of $120,000, as of June 30th, 2000, is reasonable to cover a settlement amount of the final claim. The company expects the settlement to occur by year end. However, if a reasonable settlement cannot be negotiated, the Company could be in serious financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during 2000.


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

Common Shares
                2000                                    1999       1998
                ----                                    ----       ----
        1st  2nd  3rd   4th    1st    2nd  3rd  4th      1st   2nd   3rd   4th
           (In Quarters)
Bid     $.09 $.14 $.19 $.13    $.25  $.18 $.23 $.10     $1.25 $.187 $.187 $.312

Asked   N/A  N/A  N/A   N/A    $.375 $.25 $.30 $.16     $.375 $.50  $.50  $.625

During 2000, the company purchased from stockholders and retired approximately 72,393 shares at a price of approximately $.15/share.

Holders
-------

The number of holders of record of the Company's common stock as of June 2000, were approximately 125.

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

                                                      Selected Financial Data
                                                         Year ended June 30

Statement of Operations Data         2000              1999             1998              1997             1996
----------------------------      ----------        ----------       ----------        ----------       ----------
   Net Sales                      $4,882,168        $5,207,664       $5,590,336        $5,406,840       $5,277,155
   Gross Profit                    1,552,533         1,764,904        1,925,919         1,774,430        1,709,813
   Selling, Admin & other          1,560,892         1,588,515        1,390,280         1,313,091        1,209,139
   Income (loss) from
     Operations                      (8,359)           176,389          535,639           461,339          500,674
   Net Income (loss) per            $ (0.01)            $ 0.02           $ 0.07            $ 0.04           $ 0.02
     share

Balance Sheet Data
   Working Capital                  $339,960          $403,600         $383,644          $142,671       $(148,884)
   Total Assets                    2,165,220         2,324,812        2,340,293         2,312,944        2,433,456
   Long Term Debt                    433,063           501,194          492,725           466,307          513,620
   Net Stockholders                 $767,138          $850,245         $753,094          $391,140         $158,206
     Equity (Deficit)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, the Company had cash balances of approximately $173,019. Management believes that this balance and the cash flow from operations are maybe adequately to fund ongoing operations. As of August 31,2000, the cash balance has decreased to $137,704 and is anticipated to decrease further as a result of losses and increased inventory However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future. The Company has no bank line and does not plan to obtain any.


Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 2000 and 1999, the Company has been able to arrange satisfactory equipment and automobile leases or purchase contracts.

The Company anticipates that additional capital equipment will be required for the Company's operating divisions during 2001. The Company anticipates paying for any such equipment from cash flow or cash reserves or arranging equipment financing with the supplier. If sufficient cash or purchase terms are not available, the Company could be materially adversely affected.

Results of Operations
---------------------

The following table sets forth a percentage comparison of the Company's statement of operations.

                                           Percentage of Sales

                                           Years Ended June 30,
                                          ---------------------
                                          2000    1999    1998
                                          ----    ----    ----
Net Sales                                 100%    100%    100%
 Cost of sales                             68%     66      66
  Selling and
    Administrative Expenses                32%     31      25
  Interest Expense (net of
    interest income)                        0       0       0
  Income before
  income taxes, discontinued
  operations and extraordinary item        (2)      1       7
  Net Income                               (1)      2       6


Comparison of Fiscal Year ended June 30, 2000, and June 30, 1999
----------------------------------------------------------------

In 2000, the Company's sales decreased $325,496 0r 6.2%. This decrease is a result of the decline of business in the casting industry because the ALJ sales representatives were not doing their job in promoting the ALJ products. This is a continuation of the decline that started in 1999. The downward trend seems to be reversing as our new internal and direct selling experts seem to be working. As a result of the lower sales, sales and administration expense increased to 32% of sales from 31%. In addition, ALJ suffered the loss of several key people for various reasons. As a result of the personnel loss, the scraps rate doubled, driving down the net income into an operating loss of $8.359 for the next year. Losses are expected continue until the new sales effort begins to produce results.


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


Factors Affecting Future Results
--------------------------------

During 2000, order rates from customers were slow due in part to poor selling activities resulting in a decreased backlog at June 30, 2000. The Company anticipates that backlog will increase during 2001. If the backlog increases due to change in sales methods, it is possible that the company may return to profitability during 2001.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


Index to Financial Statements       Page No.

     Financial Statements
     Balance Sheets at
     June 30, 2000 and June 30, 1999                                     18

     Statements of Operations for each of the
     Three Fiscal Years: June 30, 2000, 1999, and 1998                   19

     Statements of Stockholders' Equity for each of the
     Three Fiscal Years: June 30, 2000, 1999, and 1998                   20

     Statements of Cash Flows for each of the
     Three Fiscal Years: June 30, 2000, 1999, and 1998                   21

     Notes to  Financial Statements                                      22

     Financial Statement Schedules for each of the Three Fiscal Years: June 30, 2000, 1999, and 1998

     V.       Property, Plant and Equipment                              30

     VI.      Accumulated Depreciation, Depletion and Amortization
              of Property, Plant and Equipment                           31

     VIII.    Valuation and Qualifying Accounts and Reserves             32

     IX.      Short-Term Borrowings                                      33

     X.       Supplementary Income Statement Information                 33



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

                                    PART III


Item 10.  Directors and Executive Officers
          --------------------------------

The directors and executive officers of GC, their ages and positions with the Company are set forth below:

                                                                    Served as
         Name            Age             Position                Director Since
         ----            ---             --------                --------------

F.Willard Griffith II     68    Chairman, CEO, CFO, Secretary,
                                and Assistant Treasurer                1975

Richard R. Carlson        71    President, Chief Operating Officer,
                                Treasurer, Assistant Secretary;
                                Director                               1975

Carol J. Carlson          71    Director                               1987

Carol Q. Griffith         66    Director                               1987



                                                                    Served as
         Name            Age             Position                Director Since
         ----            ---             --------                --------------

H. J. Jackson             64    President and General Manager,
                                Apollo Masters Division.               1989

Michael Shoemaker         59    President and General Manager,
                                A. L. Johnson Division.                1979


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

Item 11.  Executive Compensation
          ----------------------

Executive Compensation
----------------------

The remuneration of each of the five most highly compensated executive officers and directors of GC whose cash and cash-equivalent remuneration exceeded $100,000 and of all directors and officers of GC as a group for services in all capacities to GC during the fiscal year ended June 30, 2000, was as follows:

                                                          SUMMARY COMPENSATION TABLE
                                                          --------------------------
                                              Annual Compensation                            Long - Term Compensation
                               -------------------------------------------      ------------------------------------------------

                                                 Accrual                          Awards                            Payouts

Name & Principal Position                                         Other         Restricted                         All Other
                                                                  Annual          Stock     Options      LTIP     Compensa-
                               Year     Salary     Bonus       Compensation       Awards     Sales     Payments     tions
                               Paid                                ($)             ($)        ($)         ($)
---------------------------    ----    -------     ------         -----           -----      -----       -----      ------
                                                    (1)            (2)                                               (3)
F. Willard Griffith II         2000    291,633     10,300         - 0 -           - 0 -      - 0 -       - 0 -      43,000
Chairman & CEO                 1999    274,194     10,300         7,102           - 0 -      - 0 -       - 0 -      55,000
                               1998    215,696     10,300        36,470
                               1997    215,789        200        38,120           - 0 -      - 0 -       - 0 -       - 0 -

Richard R. Carlson             2000    291,633     10,300         - 0 -           - 0 -      - 0 -       - 0 -      43,000
President & COO                1999    274,194     10,300         7,102           - 0 -      - 0 -       - 0 -      55,000
                               1998    215,696     10,300        36,470           - 0 -      - 0 -       - 0 -       - 0 -
                               1997    215,789        200        38,120           - 0 -      - 0 -       - 0 -       - 0 -

Michael Shoemaker              2000    131,721      2,800         - 0 -           - 0 -      - 0 -       - 0 -       - 0 -
President & General Mgr.       1999    125,744      5,300         - 0 -           - 0 -      - 0 -       - 0 -       - 0 -
ALJ Division                   1998    114,054      7,500         - 0 -           - 0 -      - 0 -       - 0 -       - 0 -
                               1997    129,716      2,000         - 0 -           - 0 -      - 0 -       - 0 -       - 0 -

(1) Cash bonuses were paid in 2000, as shown. A Christmas bonus was also paid to all employees. Officers of the corporation receive standard benefits of medical and other group insurance available to at least 80% of all other employees. Executives and salesmen of the Company also receive the use of a Company automobile and reimburse the Company for personal or commuting use.

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


Employee Cash Bonus
-------------------

The  Company  paid  a  Christmas   bonus  to  all  employees  in  2000  totaling
approximately $17,600 and expects to pay a Christmas bonus in 2001, in addition to the Company's contribution to the 401K Plan.

Employment Contracts
--------------------

Pursuant to their employment contracts, expiring in 2008, Mr. Griffith and Mr. Carlson are each entitled to receive a base salary ($5,638.96/week) increased by a cost-of-living adjustment each year, plus an incentive performance bonus equal to five percent of the Company's pretax, pre-bonus profit as defined in employment contracts. In addition, Messrs. Griffith and Carlson are entitled to a fixed payment of $10,000 per year. The contracts have an acceleration provision in the event of early termination. The employment contracts also provide for salary continuation in the event of disability and under a Death Benefit Agreement, in the event of death of the employee, the Company is obligated to pay first the employee's contract obligations until the end of the contract and to thence employee's designated beneficiary, a death benefit of approximately $15,488 per month in 2000, increased by an annual cost-of-living adjustment factor until the death of that beneficiary or July 1, 2008, whichever is later.

Mr. Shoemaker has an employment contract expiring in July 2008 entitling Mr. Shoemaker to receive in salary of $2,495.98/week increased by the cost of living and a death benefit agreement which requires the company, in the event of the death of Mr. Shoemaker, to pay to his designated beneficiary $5,000/month until the earliest of March 15, 2008 or the death of the employee and the subsequent death of the employee's designated beneficiary.

See also material contracts items 10.34, 10.35 and 10.36

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


1998 Stock Option Plan
----------------------

In 1999 GC'S Board of Director's adopted the 1998 stock option plan. The plan was approved at the Company's annual meeting in November 1999. All prior plans have been intergrated in the 1998 plan.
In September 1988, GC adopted the 1988 Stock Option Plan pursuant to which GC may grant Incentive Stock Options (ISO), Non Qualified Stock Options (NQSO), and Stock Appreciation Rights (SAR) to purchase up to 1,700,000 shares of the Company's stock. The purchase price of common stock upon exercise of options granted under the Plan may not be less than the fair market value of the common stock at the date of grant as determined by the Board of Directors. In 1979, GC adopted a Non-Qualified Stock Option Plan and with the adoption of the 1988 Plan, all 1979 options were integrated into the 1988 Plan. Options to purchase a total of 1,380,000 shares of GC's common stock have been granted.

The following chart sets forth all of the options held as of June 30, 2000, by each of the officers or directors of GC and by all option holders as a group. All options are currently exercisable.

                                        Options Held
                                     As of June 30, 2000

                                                                 Value of
                                                  Average       Unexercised
                                                 Per Share     In-the-Money
                                   No. of        Exercise       Options at
1999                               Shares         Price        June 30,2000
----                               ------        --------      ------------

F. W. Griffith II                  500,000        $ .06         $ 35,000
Richard R. Carlson                 500,000        $ .06         $ 35,000
H. J. Jackson                      130,000        $ .06         $  9,100
Michael Shoemaker                   50,000        $ .06         $  3,500
                                    80,000        $ .15             -0-
All officers and directors       1,260,000
Total options outstanding        1,360,000        $.081         $ 82,600


No options were exercised in 2000. The value of unexercised options is based on the average of the bid and asked price as of June 30, 2000 at $.13/ share.

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

The Board of Directors, the current administrators of the 1998 Stock Option Plan, in its discretion, determines which employee is eligible to receive options, the amount of shares, and the terms on which the option is granted. The primary criteria used by the Board in determining the size of the option is the importance to the Company of the skills of the employee receiving the issuance.

The Board of  Directors  may not issue any  options  to any  member of the Board
without   engaging  an  impartial   outside   Committee   who   determines   the
appropriateness of the issuance.


401K Retirement Plan
--------------------

In April 1996, the Company's Board of Directors authorized the adoption of the Company's 401K Retirement Plan to enable employees the opportunity to save for future retirement. The Board has authorized a Company matching contribution of up to $300 on a $1 matching for each $3 contributed by the employee. The matching contribution is determined by the Board of Directors and may be changed at any time. At July 31, 2000, 27 employees are participating and the Company's contribution in 2000 was $19,072.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding GC's Common Stock owned on August 31, 1999 (I) by each person or entity who is known by GC to own beneficially more than five percent of GC's Common Stock. (ii) by each of GC's directors and (iii) by all directors and officers of GC as a group:


                      Name                                Amount
Title of          and Address                         and Nature of
 Class           of Beneficial                          Beneficial       Percent
                     Owner                              Ownership       of Class
--------     -------------------------------------      ---------       --------
Common       The Griffith Family Trust(3)(5)            1,495,785         27.31%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       Carol Q. Griffith      (5)                    16,279           .30%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       JASCAT LTD                                 1,478,150         26.99%
             (5)(2)(3)
             c/o GC International, Inc.,
             4671 Calle Carga, Camarillo, CA 93012


All officers and directors as a group(3)(4)             3,053.084
  (6 persons)

------------

(1) Includes 67,075 shares held by trusts or for the Griffith children and a grandchild.

(2) Includes 33,200 shares held by Trusts or for the Carlson children and grandchildren.

(3) Excludes presently exercisable options to purchase 500,000 shares each held by Messrs. Griffith and Carlson.

(4) Excludes presently exercisable options to purchase 360,000 shares held by officers and key managers.

(5)  Excludes shares beneficially owned by spouse disclosed elsewhere herein.

Messrs Carlson and Griffith, together with their spouses and families, control approximately 2,990,214 shares or 54.6% of the total of 5,476,008 shares outstanding and have the ability to control the company.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Certain Transactions
--------------------

The Company leases from CJ Squared LLC, a limited liability Company formed by F. Willard Griffith II, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $13,486 per month in 2000 under a lease expiring December 31, 2004. The lease contains an annual increase based on the Consumer Price Index.

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

2. Reports on Form 8-K. Reference Exhibits, Material Contracts 10.29, 10.30, 10.31, 10.32 and 10.33 and F, G, H, I and J below.
2
3.       Exhibits
         Index to Exhibits (14c)

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
     10.36  Employment contract with Michael Shoemaker                       J

     10.37  1998 Stock Option Plan                                           K

22.    Subsidiaries of the Registrant                               NONE
       ------------------------------                               ----

Index to Exhibits Reference Legend

       A Incorporated by reference to the Company's Registration Statement on Form 10 filed October 19, 1988.
       B Incorporated by reference to the Company's Form 8-K filed on or about January 6, 1989.
       C Incorporated by reference to the Company's Form 8-K filed on or about April 5, 1990.
       D Incorporated by reference to the Company's Form 8-K filed on or about January 2, 1990
       E Incorporated by reference to the Company's Form 8-K filed on or about November 9, 1990
       F Incorporated by reference to the Company's Form 8-K filed on or about April 30, 1991
       G Incorporated by reference to the Company's Form 8-K filed on or about July 17, 1991
       H Incorporated by reference to the Company's Form 8-K filed on or about September 9, 1991
       I Incorporated by reference to the Company's Form 10K filed on or about September 20, 1997
       J Incorporated by reference to the Company's Form 10K filed on or about October 15, 1998
       K Incorporated by reference to the Company's Form 10K and proxy statement filed on or about September 30, 1999

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
GC International, Inc.

We have audited the accompanying balance sheets of GC International, Inc. (a California corporation) as of June 30, 2000 and 1999 and the related statements of income, retained earnings, and cash flows for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of GC International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GC International, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




Pasadena, California
August 9, 2000

GC INTERNATIONAL, INC.

BALANCE SHEETS

June 30, 2000 and 1999

                                                                 June 30, 2000  June 30, 1999
                                                                  -----------    -----------
ASSETS
Current Assets
      Cash                                                        $   173,019    $   371,085
      Accounts receivable, net of allowance for doubtful
           accounts of $5,538 in 2000 and $5,133 in 1999              548,399        508,214
      Inventories (notes 2 and 3)                                     555,963        472,931
      Prepaid expenses                                                  8,260          6,787
      Prepaid income taxes                                               --           26,561
      Deferred tax benefit                                             19,338         18,395
                                                                  -----------    -----------

            Total current assets                                    1,304,979      1,403,973

      Property and equipment (notes 2 and 4)                          448,363        548,106

Other assets
      Deposits and deferred expenses                                   43,760         35,999
      Deferred tax benefit                                            368,118        336,734
                                                                  -----------    -----------

            Total other assets                                        411,878        372,733
                                                                  -----------    -----------

      Total Assets                                                $ 2,165,220    $ 2,324,812
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                            $   123,604    $    68,776
      Accrued expenses                                                592,539        646,409
      Notes payable (note 5)                                          248,876        258,188
                                                                  -----------    -----------

                                                                      965,019        973,373
Other liabilities
      Notes payable, net of current portion (note 5)                  113,063        181,194
      Liability reserve (notes 2 and 8)                               120,000        120,000
      Litigation reserve (note 8)                                     200,000        200,000
                                                                  -----------    -----------

            Total other liabilities                                   433,063        501,194
                                                                  -----------    -----------

            Total liabilities                                       1,398,082      1,474,567

Commitments and contingencies (note 8)

Stockholders' equity
      Common stock, no par value, 30,000,000 shares authorized,
           5,350,798 shares issued and outstanding in 2000 and
           5,423,191 shares issued and outstanding in 1999          1,759,149      1,770,007
      Retained earnings                                              (992,011)      (919,762)
                                                                  -----------    -----------

            Total stockholders' equity                                767,138        850,245
                                                                  -----------    -----------

      Total Liabilities And Stockholders' Equity                  $ 2,165,220    $ 2,324,812
                                                                  ===========    ===========


GC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2000, 1999 and 1998

                                                               2000          1999           1998
                                                           -----------    ----------     ----------
Net sales                                                  $ 4,882,168    $ 5,207,664    $ 5,590,366

Cost of sales                                                3,329,635      3,442,760      3,664,447
                                                           -----------    -----------    -----------

Gross profit                                                 1,552,533      1,764,904      1,925,919

Operating expenses
      Selling                                                  240,104        259,730        234,888
      General and administrative                             1,320,788      1,328,785      1,155,392
                                                           -----------    -----------    -----------

Income (loss) from operations                                   (8,359)       176,389        535,639

Other income (expense)
      Interest, net                                             (6,597)        (8,164)        (7,320)
      Other                                                    (90,131)      (121,211)      (120,922)
                                                           -----------    -----------    -----------

Income (loss) before income taxes and extraordinary item      (105,087)        47,014        407,397

Provision (benefit) for income taxes (notes 2 and 10)          (32,838)       (71,720)       174,650
                                                           -----------    -----------    -----------

Income (loss) before extraordinary item                        (72,249)       118,734        232,747

Extraordinary item (note 11)                                      --             --          129,207
                                                           -----------    -----------    -----------

Net Income (Loss)                                          $   (72,249)   $   118,734    $   361,954
                                                           ===========    ===========    ===========

Earnings (loss) per common share (notes 2 and 9)
      Basic earnings (loss) per share
           Income (loss) before extraordinary item        ($     0.01)   $      0.02    $      0.04
           Extraordinary item                                     --             --            0.03
                                                          -----------    -----------    -----------

           Net income (loss)                              ($     0.01)   $      0.02    $      0.07
                                                          ===========    ===========    ===========

      Diluted earnings (loss) per share
           Income (loss) before extraordinary item        ($     0.01)   $      0.02    $      0.04
           Extraordinary item                                    --             --             0.02
                                                          -----------    -----------    -----------

           Net income (loss)                              ($     0.01)   $      0.02    $      0.06
                                                          ===========    ===========    ===========


GC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2000, 1999 and 1998

                                                  Common Stock
                                            Number        Dollar      Accumulated
                                          of Shares       Value         Deficit          Total
                                          ---------       -----         -------          -----
1998
Stockholders' equity at June 30, 1997     5,548,401    $ 1,791,590    $ 1,400,450)   $   391,140
Net income                                                                361,954        361,954
                                        -----------    -----------    -----------    -----------


Stockholders' equity at June 30, 1998     5,548,401      1,791,590     (1,038,496)       753,094

1999
Net income                                                                118,734        118,734
Retirement of common stock                 (125,210)       (21,583)                      (21,583)
                                        -----------    -----------    -----------    -----------

Stockholders' Equity At June 30, 1999     5,423,191      1,770,007       (919,762)       850,245

2000
Net loss                                                                  (72,249)       (72,249)
Retirement of common stock                  (72,393)       (10,858)                      (10,858)
                                        -----------    -----------    -----------    -----------

Stockholders' Equity At June 30, 2000     5,350,798    $ 1,759,149    $  (992,011)   $   767,138
                                        ===========    ===========    ===========    ===========


GC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2000, 1999 and 1998

                                                             2000          1999        1998
                                                           ---------    ---------    ---------
Cash flows from operating activities:
Net income (loss)                                          $ (72,249)   $ 118,734    $ 361,954
Adjustments to reconcile net income to net
  cash provided by operating activities:
        Depreciation and amortization                        127,064      141,290      121,192
        (Gain) loss on sale of property and equipment            510       (1,881)      (1,500)

Changes in operating assets and liabilities:
        Receivables (increase) decrease                      (40,185)     131,672       14,525
        Inventory (increase) decrease                        (83,032)       6,841          101
        Prepaid expenses (increase) decrease                  33,088      (32,852)        (944)
        Deferred tax benefit (increase) decrease             (32,327)     (47,921)     136,472
        Other assets and deposits increase                    (7,761)        (239)      (1,637)
        Accounts payable increase (decrease)                  54,828      (62,082)      (7,361)
        Accrued liabilities decrease                         (61,870)     (42,494)     (37,738)
        Income taxes payable decrease                           --           --        (59,854)
                                                           ---------    ---------    ---------

        Net cash provided (used) by operating activities     (81,934)     211,068      525,210

Cash flows from investing activities:
        Purchase of property and equipment                   (27,831)    (144,145)    (247,710)
        Proceeds from sale of property and
          equipment                                             --          1,881        1,500
                                                           ---------    ---------    ---------

        Net cash used by investing activities                (27,831)    (142,264)    (246,210)

Cash flows from financing activities:
        Payments on short term borrowings                       --         (2,821)        --
        Payments on long term debt                           (95,597)    (131,633)    (345,075)
        New long term borrowings                              18,154      134,398      111,204
        Re-purchase of common stock                          (10,858)     (21,583)        --
                                                           ---------    ---------    ---------

        Net cash used by financing activities                (88,301)     (21,639)    (233,871)

Increase (decrease) in cash and cash equivalents            (198,066)      47,165       45,129

Cash and cash equivalents, beginning                         371,085      323,920      278,791
                                                           ---------    ---------    ---------

Cash And Cash Equivalents, Ending                          $ 173,019    $ 371,085    $ 323,920
                                                           =========    =========    =========

Cash paid during year for:

        Interest                                           $  19,591    $   8,164    $   7,320
        Income taxes                                             800       28,697       58,824

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999


1.       DESCRIPTION OF BUSINESS

         GC International, Inc. (the "Company") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies. In 1988, the Company established a subsidiary for the production of audio recording master discs.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventories - Inventories, consisting primarily of costs incurred on uncompleted contracts (work in process), are valued principally at the lower of average cost or market. In cases where losses are estimated on fixed-price contracts, the full provision for such losses is charged to current operations.

         Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

         Income Taxes - Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes are provided for timing differences principally in the recognition of depreciation expense and California franchise tax for financial reporting and tax purposes.

         Net Income (Loss) Per Share - Earnings (loss) per common and common equivalent share are based upon the weighted average number of shares outstanding during each period, adjusted for stock options which are considered common stock equivalents, when dilutive. Both Basic EPS and Dilutive EPS were calculated using the Treasury Stock method. The market value used is based on the average of bid and asked price at June 30, 2000, which was $0.151.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Environmental Remediation Costs - The Company accrues losses associated with environmental remediation obligations when they are probable and reasonably estimable. These accruals are adjusted as additional information is available or if circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

         Related Party Transactions - A building is leased from CJ Squared LLC, a Limited Liability Company, formed by F. Willard Griffith, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $13,486 per month under a lease expiring December 31, 2011. The lease contains an annual increase based upon the Consumer Price Index.

3.       INVENTORIES

         Inventories at June 30, 2000 and 1999 consisted of:

                                                 2000                  1999
                                            -------------       -------------

               Raw material                 $      62,434       $      72,679
               Work in process                    493,529             400,252
                                            -------------       -------------
                                            $     555,963       $     472,931
                                            =============       =============

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999

4.       PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2000 and 1999 consisted of:

                                                                                Estimated
                                               2000                1999        useful lives
                                          -------------       -------------    ------------


         Machinery and equipment          $   1,168,261       $   1,166,594    5 to 15 years
         Automobile and trucks                  127,609             127,609    3 to 15 years
         Office equipment                       120,552             107,185    3 to 15 years
         Leasehold improvements                 180,508             180,508    2 to 10 years
         Idle assets                             86,742              86,742
                                          -------------       -------------

                                              1,683,672           1,668,638

         Less: accumulated depreciation
               and amortization              (1,235,309)         (1,120,532)
                                          -------------       -------------

                                          $     448,363       $     548,106
                                          =============       =============

         Depreciation expense for the years ended June 30, 2000 and 1999 totaled $127,064 and $141,290, respectively.

5.       NOTES PAYABLE

         Notes payable at June 30, 2000 and 1999 consists of the following:

                                                                       2000                1999
                                                                  -------------       -------------
         Equipment purchase, 60-month note from Ricoh at an
         interest rate of 2.21% and a monthly payment of $346
         until November 2004.                                     $      16,396       $           -

         Automobile purchase, 60 months from GMAC at
         an interest rate of 11% and a monthly
         payment of $950 until June 2002.                                20,381              29,015

         Equipment purchase, 24 month lease from
         Pyrotek at an 0% interest rate and a monthly
         payment of $817 until October 1999.                                  -               3,270

         Equipment purchase, 60-month lease from a
         supplier at an interest rate of 8.5% and a monthly
         payment of $1,879 until December 2002.                          50,626              68,058

         Equipment purchase, 60-month lease from
         U.S. Bancorp at an interest rate of 7.72%
         and a monthly payment of $1,888 until
         December 2003.                                                  69,287              85,901

         Automobile  refinance,  36-month lease from Santa Barbara
         Bank & Trust at an interest rate of 11% and a monthly
         payment of $1,333 until November 2001.                          20,885              33,781

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999

5.       NOTES PAYABLE (continued)                                    2000                1999
                                                                 -------------       -------------
         Note due to EPA for cleanup for Raytee, a former
         division of the Company,  at an approximate interest
         rate of 5.7%  and and an annual payment of $20,000
         plus interest until August 2000.                                20,000              40,000

         Note payable, with zero interest rate,
         due May 1998.                                                  164,364             179,357
                                                                  -------------       -------------


         Total debt                                                     361,939             439,382

         Less: current maturities of notes payable                      248,876             258,188
                                                                  -------------       -------------

         Long-term portion                                        $     113,063       $     181,194
                                                                  =============       =============

         Maturities of long-term debt at June 30, 2000 for the succeeding fiscal years are as follows:

                                 2001           $    60,902
                                 2002                35,650
                                 2003                14,894
                                 2004                 1,617


6.       STOCK OPTION PLAN

         The Company has a stock option plan which was adopted in 1999 providing for the issuance of up to 1,700,000 shares of common stock to key employees. No options were granted in 1999, and 20,000 options were granted in 2000. The Plan provides that options be granted at exercise prices equal to market value on the date the options are granted. The options outstanding are all currently exercisable and expire at various times. As of June 30, 2000, there were no stock options exercised and 1,380,000 options were outstanding.


7.       COMPENSATION ARRANGEMENTS

         The Company has entered into employment contracts which expire in 2008 with two of its principal officers. The terms of each contract call for a base compensation and fixed payment totaling approximately $344,933 per annum plus an incentive bonus of 5% of the consolidated pretax profit of the Company. There was no bonus accrued during 2000.


8.       COMMITMENTS AND CONTINGENCIES

         Leases - Leases of Company facilities are classified as operating leases and expire on various years through 2011. Of the two building leases, at June 30, 2000, one was with related parties. With the exception of the lease described below, leases generally require the Company to pay most costs, such as property taxes, maintenance and insurance.

         In 1991, the Company signed a 10-year lease with a non-related party for a 45,864 square foot building. The lease was renegotiated in May 1996 and extended to expire on August 31, 2006 with extensions. The lease requires a 7% increase every 30 months. At June 30, 2000 the lease rate was $21,117 per month.

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999


8.       COMMITMENTS AND CONTINGENCIES (continued)

         In 1983, the Company signed a 7-year, 9-month lease with a related party for a 30,000 square foot building. The lease was renegotiated in July 1999 and extended to expire on December 31, 2011. The lease contains an annual increase based upon the Consumer Price Index. At June 30, 2000 the lease rate was $13,486 per month.

         The following is a schedule of future minimum lease payments for those operating leases which have remaining terms in excess of one year:

                                  2001          $    415,237
                                  2002               430,019
                                  2003               432,975
                                  2004               439,302
                   2005 and thereafter             1,842,321

         Rent expense charged to operations for the years ended June 30, 2000 and 1999 was approximately $411,237 and $383,367, respectively.


         Environmental Remediation Costs - In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by Raytee, a former division of the Company.

         The Company has made four principal payments of $20,000 each in August 1996, 1997, 1998 and 1999. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.

         Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes its reserve for any future liability in the amount of $120,000, as of June 30, 2000, is adequate to cover any final claim.


         Litigation Reserve - The Company has established a reserve for expected litigation costs in connection with the settlement of certain outstanding liabilities. The Company believes that the $200,000 reserve at June 30, 2000 is sufficient to cover potential litigation expenses.

9.       EARNINGS (LOSS) PER SHARE

         The following data show the amounts used in computing earnings per share for the years ended June 30, 2000, 1999, 1998:

                                                                               2000                1999             1998
                                                                         -------------       -------------    -------------
         Income (loss) available to common stockholders - basic and
          diluted                                                        $    (72,249)       $     118,734    $     232,747

         Weighted average number of common shares used in basic EPS          5,367,838           5,520,176        5,548,401
         Effect of dilutive securities - stock options                         797,086             851,643        1,007,011
                                                                         -------------       -------------    -------------

         Weighted average number of common shares and dilutive
           potential common stock used in diluted EPS                        6,164,924           6,371,819        6,555,412
                                                                         =============       =============    =============

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999


10.      PROVISION (BENEFIT) FOR INCOME TAXES

         Provision (benefit) for income taxes at June 30, 2000, 1999 and 1998 consists of the following:

                                  Federal            State        Total
                               -------------    -------------  -----------
            2000
                 Current       $        -       $       800    $       800
                 Deferred         (26,288)           (7,350)       (33,638)
            1999
                 Current       $    4,347       $     2,109    $     6,456
                 Deferred         (57,859)          (20,317)       (78,176)

            1998
                 Current       $         -      $    37,950    $    37,950
                 Deferred          158,497          (21,797)       136,700


         A reconciliation of the Federal and State statutory tax rate and the effective tax rate is as follows:

                                                       2000    1999      1998
                                                     -------  -------   -------

Statutory Federal and State tax rate                 (23.4)%     4.5%    16.4%
Utilization of net operating loss and tax credits      --       (9.2)    27.2
Tax increase (decrease) on beginning cumulative
     temporary differences                             1.7    (121.3)     --
Other, net                                            (9.1)    (26.5)    (9.0)
                                                    -------  --------  -------

Effective income tax rate                            (31.2)%  (152.5)%   34.6%
                                                    ======   =======   ======

         As of June 30, 2000, the Company estimates that is has available for Federal income taxes purposes approximately $193,827 of investment tax credit carry forwards which expire in the year 2006.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                                              2000      1999       1998
                                           --------   --------   --------
  Deferred tax assets:
   Net operating loss                      $175,870   $   --     $   --
   Accrued expenses                         218,967    193,916    370,301

Deferred tax liabilities:
   Depreciation tax basis of property
        and equipment                      $ 25,338   $ 29,834   $ 63,093


11.      EXTRAORDINARY ITEM

         The extraordinary gain of $145,634 net of income taxes of $16,427, results from the Company's arrangement to restructure certain debt during the year ended June 30, 1998.

                                              GC INTERNATIONAL, INC.

                                    SCHEDULE V-- PROPERTY, PLANT AND EQUIPMENT
                                 For the Years Ended June 30, 2000, 1999 and 1998

                                    Balance at
                                   Beginning of                                     Changes to      Changes at     Balance at End
                                      Period         Additions       Retirements    in Progress    end (deduct)       of Period
                                    ------           ---------       -----------    -----------    ------------    --------------
Year Ended June 30, 2000
  Machinery and equipment             $ 107,185      $ 23,579        $ (10,212)                                      $ 120,552
  Office Equipment                    1,166,594         4,252           (2,585)                                      1,168,261
  Automobiles and trucks                127,609                                                                        127,609
  Leasehold improvements                180,508                                                                        180,508
  Idle Assets                            86,742                                                                         86,742
                                     ----------      --------        ---------       -------   ----------        -------------
                  Total              $1,668,637      $ 27,831        $ (12,797)        -               -            $1,683,671
                                     ==========      ========        =========       =======   ==========        =============

Year Ended June 30, 1999
  Machinery and equipment            $1,036,186     $ 130,408        $                                              $1,166,594
  Office Equipment                      103,376         3,809                                                          107,185
  Automobiles and trucks                157,610         9,928          (39,929)                                        127,609
  Leasehold improvements                180,508                                                                        180,508
  Idle Assets                            86,742                                        _               -                86,742
                                     ----------      --------        ---------       -------   ----------        -------------
                  Total              $1,564,421     $ 144,145        $ (39,929)        -               -            $1,668,637
                                     ==========      ========        =========       =======   ==========        =============

Year Ended June 30, 1998
  Machinery and equipment             $ 810,066     $ 225,675        $                                              $1,036,187
  Office Equipment                       88,811        14,565                                                          103,376
  Automobiles and trucks                183,485                        (25,875)                                        157,610
  Leasehold improvements                172,626         7,882                                                          180,508
  Construction in Progress              121,652                        (34,911)                                         86,741
  Idle Assets                               446                                                                            (0)
                                     ----------      --------        ---------       -------   ----------        -------------
                  Total              $1,377,085     $ 248,122        $ (60,786)         -               -            1,564,421
                                     ==========      ========        =========       =======   ==========        =============

                             GC INTERNATIONAL, INC.

               SCHEDULE VI-Accumulated Depreciation, Depletion and
                  Amortization of Property, Plant and Equipment
                For the Years Ended June 30, 2000, 1999 and 1998


                                       Balance at         Additions
                                      Beginning of       charged to                             Other changes       Balance at End
                                        Period        Costs and  Expenses      Retirements        Add Deduct           of Period
                                        ------        --------------------     -----------        ----------           ---------
Year Ended June 30, 2000
  Machinery and equipment             $ 730,803            $ 85,686              $(2,585)                              $813,904
  Office Equipment                       81,153              10,335               (9,702)                                81,786
  Automobiles and trucks                 61,037              28,500                                                      89,537
  Leasehold improvements                162,913               2,543                                                     165,456
  Idle Assets                            84,625                                                                          84,625
                                      ---------           ---------            ---------                             ----------
                  Total               1,120,531            $127,065             $(12,287)                            $1,235,308
                                      =========            ========             ========                             ==========

Year Ended June 30, 1999
  Machinery and equipment             $ 628,713           $ 102,090        $                                           $730,803
  Office Equipment                       72,282               8,871                                                      81,153
  Automobiles and trucks                 74,120              26,846              (39,929)                                61,037
  Leasehold improvements                159,430               3,483                                                     162,913
  Idle Assets                            84,625                                                                          84,625
                                      ---------           ---------            ---------                             ----------
                  Total              $1,019,170           $ 141,290            $ (39,929)                            $1,120,531
                                     ==========           =========            =========                             ==========

Year Ended June 30, 1998
  Machinery and equipment             $ 541,915            $ 86,798        $                                          $ 628,713
  Office Equipment                       65,142               7,140                                                      72,282
  Automobiles and trucks                 76,048              23,536              (25,464)                                74,120
  Leasehold improvements                155,711               3,719                                                     159,430
  Idle Assets                           119,536                                  (34,911)                                84,625
                                      ---------           ---------            ---------                             ----------
                  Total               $ 958,352           $ 121,193            $ (60,375)                            $1,019,170
                                      =========           =========            =========                             ==========


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GC International, Inc.
                                        (Registrant)



Date: October 12, 2000              By: /s/ F. Willard Griffith II
                                        ------------------------------
                                            F. Willard Griffith II
                                            Chairman and CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: October 12, 2000              By:  /s/ F. Willard Griffith II
                                        ------------------------------
                                             F. Willard Griffith II
                                             Principal Executive Officer
                                             and Principal Financial Officer



Date: October 12, 2000              By:  /s/ Richard R. Carlson
                                        ------------------------------
                                             Richard R. Carlson
                                             Director and President





Date: October 12, 2000              By: /s/ Carol Q. Griffith
                                        ------------------------------
                                            Carol Q. Griffith
                                            Director




Date: October 12, 2000              By: Carol J. Carlson
                                        ------------------------------
                                        Carol J. Carlson
                                        Director