Form 10-Q
period 2000-09-30
GC INTERNATIONAL INC /CA
filed 2000-11-14
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


        For the quarterly period ended    September 30, 2000
                                       --------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------


                        Commission file number 000-17259



                             GC INTERNATIONAL , INC.
    ------------------------------------------------------------------------
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


     Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _____    No __X__


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes __X__   No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,350,798.

                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----
PART I.   FINANCIAL INFORMATION:
--------------------------------

          Item 1.    Financial Statements

                     Unaudited Condensed Balance Sheets
                         September 30, 2000 and June 30, 2000..................................1


                     Unaudited Condensed Statements of Operations
                     Three months ended September 30, 2000
                         and September 30, 1999................................................2

                           Unaudited Statements of Cash Flows for the Three months
                             Ended September 30, 2000 and September 30, 1999...................3

                           Notes to Unaudited Condensed Financial Statements
                             Ended September 30, 2000 and September 30, 1999...................4



         Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation...............................4



PART II.   OTHER INFORMATION:
-----------------------------

         Item 1.     Legal Proceedings........................................................5


         Item 2.     Changes in Securities....................................................5

         Item 3.     Defaults Upon Senior Securities..........................................5


         Item 4.     Submission of Matters to a Vote
                      of Security Holders.....................................................5

         Item 5.     Other Information........................................................5


         Item 6.     Exhibits & Reports on Form 8-K...........................................5


                     Signatures ............................................................. 6

                             GC INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                                      Unaudited
                                                     September 30      June 30
                                                         2000           2000
                                                     -----------    ------------
ASSETS
Current Assets
       Cash                                          $   114,651    $   173,019
       Accounts receivable, net of                       676,234        508,213
           Allowance for doubtful accounts
           Of $5,133 at September 30 and
           $5,133 at June 30, 1999
       Inventories                                       465,870        555,963
Prepaid expenses                                          14,818          8,261
Deferred tax benefit                                 $    19,338    $    19,338
                                                     -----------    -----------

              Total current assets                     1,290,910      1,304,979

       Property and equipment, net                       505,640        448,363
       Deposits & deferred expenses                       43,025         43,760
       Deferred tax benefit                              368,118        368,118
                                                     -----------    -----------

               Total assets                          $ 2,207,694    $ 2,165,220
                                                     ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
       Accounts payable                              $   206,831    $   123,604
       Accrued expenses                                  578,635        592,539
       Notes payable                                     242,142        248,876
                                                     -----------    -----------

           Total current liabilities                   1,027,608        965,020


Other Liabilities:
       Notes payable, net of current portion             169,385        113,063
       Other long term debt                              320,000        320,000

Stockholders' equity:
       Common stock, without par value                 1,759,149      1,759,149
       Accumulated deficit                            (1,068,447)      (992,011)
                                                     -----------    -----------

           Net stockholders' equity                      690,701        767,138

           Total Liabilities and
              Stock Holders Equity                   $ 2,207,694    $ 2,165,220
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                            3 Months Ended
                                               ---------------------------------------
                                               September 30, 2000   September 30, 1999
                                                  (Unaudited)            (Unaudited)
                                                  -----------            -----------
Net sales                                          $ 1,265,801         $ 1,037,899

Cost of sales                                          948,645             734,825
                                                   -----------         -----------

Gross profit                                           317,155             303,074

Operating expenses:
       Selling                                          56,009              41,911
       General & Administrative                        330,092             313,941
                                                   -----------         -----------

Income (loss) from operations                          (68,945)            (52,778)

Other income (expense)
       Interest, net                                    (2,072)             (3,487)
       Other                                            (5,419)             (5,847)
                                                   -----------         -----------

Income before income taxes                             (76,437)            (62,113)

Provision for income taxes                                --                  --
                                                   -----------         -----------

Net Income (loss)                                  $   (76,437)        $   (62,113)
                                                   ===========         ===========


Earnings per common share
       Primary and Fully diluted
       Income from continuing operations           $      (.01)        $       .01

Weighted average shares outstanding
       Primary                                       5,350,798           5,423,191
       Fully diluted                                 5,350,798           5,423,191


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                        September 30    June 30
                                                            2000         2000
                                                         ---------    ----------
Cash flows from operating activities:
-------------------------------------
Net income                                               $ (76,437)   $ (72,249)
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                        33,048      127,064
       Gain on sale of property, plant & equipment            --           (510)


Adjustments to cash from operations:
------------------------------------
       Accounts Receivables                               (127,835)     (40,185)
       Inventory                  (incr) decr               90,093      (83,032)
       Accrued payable            (incr) decr               83,226       54,828
       Accrued liabilities         incr (decr)             (14,004)      61,870
       Income taxes payable        incr (decr)                --           --
       Reserve liability           incr (decr)                 100         --
       Deferred tax                incr (decr)                --        (32,327)
       Prepaid expenses           (incr)(decr)              (6,557)      33,088
       Other assets & deposits    (incr)(decr)                 735       (7,761)
                                  (incr)(decr)           ---------    ---------

       Net cash provided by operating activities           (17,631)     (81,934

Cash flows from investing activities:
-------------------------------------
       Purchase of property, plant & equipment             (90,325)     (27,831)
                                                         ---------    ---------

       Net cash provided by investing activities           (90,325)     (27,831)

Cash flows from financing activities:
-------------------------------------
       Payments on long term debt                          (13,167)     (95,597)
       New long term borrowings                             62,755       18,154
       Re-purchase of common stock                            --        (10,858)
                                                         ---------    ---------
       Net cash provided by investing activities            49,588      (88,301)

Increase(decrease)in cash and cash equivalents             (58,368)    (198,066)

Cash at beginning of period                                173,019      371,085
---------------------------                              ---------    ---------

Cash at end of period                                    $ 114,651    $ 173,019
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 2000 and June 30, 2000, and the results of it's operation for the three months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                            September 30           September 30
                                                2000                   1999
                                                ----                   ----

               Raw materials                  $ 58,935               $ 74,630
               Work in process                 406,935                396,643
                                               -------                -------

                      Total                   $465,870               $471,273
                                               =======                =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of September 30, 2000, the Company's cash position was $114,651 and working capital was $263,302, compared to cash of $173,019 in the prior period. The cash position declined during the quarter as a result of current quarter losses. The continuing losses are a result of poor manufacturing efficiency and lack of qualified personnel plus the continued pressure of increases in minimum wage. The company is working to increase efficiency to offset the increase in wages. Management believes that these funds and cash flow from operations are adequate to fund ongoing operations providing that profitability can be attained soon . However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow from operations in the future. See factors affecting future results.

Capital Equipment Requirements and Equipment Leases
---------------------------------------------------
The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. The Company anticipates that additional capital equipment may be required for the Company's operating divisions during 2001. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of debt repayments and by entering into other arrangements as available. There can be no assurances that cash resources or other arrangements will be adequate or available.

Factors Affecting Future Results
--------------------------------
The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at September 30, 2000 was $161,365 compared to $174,857 at September 30, 1999.

The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by a former division. The Company made the final payment of $20,000 in August 2000. In April, 2000 EPA requested that the Company pay in excess of $500,000 for the final remediation. However, the EPA also offered to settle for a lesser amount based on a financial analysis of the Company's ability to pay. This analysis is underway and as of November 1, the Company has not received any communication. The Company believes that its reserve for future liability in the amount of $120,000 is should be adequate to cover final settlement. However, there is no guarantee that the Company will be able to settle the claim on terms that are satisfactory.



Results of Operations
---------------------
Comparison of three months ended September 30, 2000, and September 30, 1999.

The Company's sales for the three months ending September 30, 2000, increased $227,902 or 22% over the comparable period of the prior year. The Company believes that changes made in the sales efforts are mostly responsible.

The backlog which was approximately $1,197,674 at June 30, 2000 , increased significantly and at September 30, 2000 was approximately $1,370,631.

The cost of sales increased to 74.9% compared to 70.8% in the prior year period, primarily as a result of the lack of available personnel. The result was reduced efficiency in work flow and scrap. As a result, the loss for the quarter was $76,437 compared to a loss of $62,113 for the prior year. Therefore, the net loss after taxes and the loss per-share are comparable to the prior year.



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


                                               GC International, Inc.
                                               ----------------------
                                                    (Registrant)


 November 12, 2000                   F. Willard Griffith II
---------------------                ------------------------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer