Form 10-Q
period 2000-12-31
GC INTERNATIONAL INC /CA
filed 2001-02-22
CIK 841708

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended        December 31, 2000
                               ------------------------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------


                        Commission file number 000-17259


                             GC INTERNATIONAL, INC.
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


   Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ___X__


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,350,798.


                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION:
-------   ----------------------

  Item 1.   Financial Statements

          Unaudited Condensed Balance Sheets
           December 31, 2000 and June 30, 2000................................1


          Unaudited Condensed Statements of Operations
           Three and six months ended December 31, 2000
             and December 31, 1999............................................2

          Unaudited Statements of Cash Flows for the six months
           Ended December 31, 2000 and December 31, 1999......................3

          Notes to Unaudited Condensed Financial Statements
           Ended December 31, 2000 and December 31, 1999......................4


  Item 2.      Management's Discussion and Analysis of
               Financial Condition & Results of Operation.....................4



PART II.   OTHER INFORMATION:
--------   ------------------

  Item 1.      Legal Proceedings..............................................6


  Item 2.      Changes in Securities..........................................6

  Item 3.      Defaults Upon Senior Securities................................6


  Item 4.      Submission of Matters to a Vote
                of Security Holders...........................................6

  Item 5.      Other Information..............................................6


  Item 6.      Exhibits & Reports on Form 8-K.................................6


       Signatures ........................................................... 6




                             GC INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                        Unaudited
                                     December 31, 2000         June 30, 2000
                                     -----------------         -------------

ASSETS
Current Assets
   Cash                                   $  98,412            $   173,019
   Accounts receivable, net of
      Allowance for doubtful accounts       769,391                548,399
      Of $5,538 at December 3 and
      $5,538 at June 30, 2000
   Inventories                              474,372                555,963
Prepaid expenses                             37,206                  8,261
Prepaid income tax                                -                 26,561
Deferred tax benefit                         19,338                 19,338
                                             ------                 ------

          Total current assets            1,398,719              1,304,979

    Property and equipment, net             470,228                448,363
    Deposits & deferred expenses             47,646                 43,760
    Deferred tax benefit                    368,118                368,118
                                            -------                -------


               Total assets              $2,284,710             $2,165,220
                                         ==========             ==========



LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities
       Accounts payable                  $  320,397            $   123,604
       Accrued expenses                     524,368                592,539
       Income taxes payable
       Notes payable                        239,600                248,876
                                            -------                -------


      Total current liabilities           1,084,365                965,020

Other Liabilities:
       Notes payable, net of current
       portion                              149,391                113,063
       Other long term debt                 320,000                320,000

Stockholders' equity:
       Common stock, without par value.   1,759,149              1,759,149
       Accumulated deficit               (1,028,195)              (992,011)
                                         ----------               --------


         Net stockholders' equity           730,954                767,138
         Total Liabilities and
            Stock Holders Equity         $2,284,710             $2,165,220
                                         ==========             ==========



   The accompanying notes are an integral part of these financial statements.
                                        1



                             GC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                              3 Months Ended                6 Months Ended
                          12/31/00       12/31/99      12/31/00      12/31/99
                               (Unaudited)                   (Unaudited)

Net sales                $1,370,163      $1,190,937    $2,635,964    $2,228,836
Cost of sales               922,742         836,859     1,871,387     1,571,684
                            -------         -------     ---------     ---------


Gross profit                447,421         354,078       764,577       657,152

Operating expenses:
  Selling                    50,971          46,083       106,980        87,994
  General & Admin.          319,117         327,375       649,209       641,316
                            -------         -------       -------       -------


Income (loss)from operations(77,333)        (19,380)        8,388       (72,158)


Other income (expense)
  Interest net                2,356             719         4,428         4,206
  Other                      33,924          42,042        39,344        47,889
                             ------          ------        ------        ------


Income (loss) before
  income taxes               41,053         (62,140)      (35,384)     (124,252)


Provision for income taxes      800             800           800             -
                                ---             ---           ---           ---

Net income (loss)           $40,253        $(62,140)     $(36,184)    $(124,252)
                            =======        ========      ========     =========


Earnings per common share
  Primary and Fully diluted  $(0.01)         $(0.01)       $(0.01)        $0.02

Weighted average shares outstanding
  Primary                 5,423,191       5,423,191     5,423,191     5,423,191
  Fully diluted           5,423,191       5,423,191     5,423,191     5,423,191




   The accompanying notes are an integral part of these financial statements.
                                        2



                             GC INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                                            6 Months Ended
                                               ---------------------------------
                                             December 31, 2000  December 31,1999
                                               (Unaudited)          (Unaudited)
                                               -----------          -----------


Cash flows from operating activities:
Net income                                       $(36,184)             $124,251
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  68,360                53,106
    Gain on sale of property, plant & equipment                               -
Adjustments to cash from operations:
    Accounts Receivable        (incr)decr        (220,992)              (42,476)
    Inventory                  (incr)decr          81,592                   816
    Accrued payable             incr(decr)        196,793                73,778
    Accrued liabilities         incr(decr)        (68,171)              (70,074)
    Income taxes payable        incr(decr)                               (7,491)
    Prepaid income taxes                                                 26,561
    Reserve liability           incr(decr)              -                     -
    Prepaid expenses           (incr)decr         (28,946)              (19,967)
    Other assets & deposits    (incr)decr          (3,886)              (14,700)
                                                   ------               -------

      Net cash provided by operating activities   (11,434)             (124,699)

Cash flows from investing activities:
      Purchase of property, plant & equipment     (90,225)              (10,030)
      Proceeds from sale of property, plant
        & equipment                                     -                     -
                                                 ---------             ---------

                   Net cash provided (used) by
                       investing activities       (90,225)              (10,030)

Cash flows from financing activities:
      Payments on short term borrowings            (9,276)                6,100
      Payments on long term debt                  (11,712)               35,161
      Re-purchase of common stock                  48,040                     -
      New long term borrowings                          -               (10,859)
                                                ----------            ----------

       Net cash provided by financing activities   27,052               (52,120)
                                                 --------             ----------

Increase (decrease) in cash and cash equivalents  (74,606)             (186,849)
    Cash at beginning of period                   173,019               371,085
                                                --------               ---------
Cash at end of period                           $  98,412             $ 184,236
                                                =========             =========



The accompanying notes are an integral part of these financial statements.



                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The financial statements included herein have been prepared by GC International,
Inc.,  ("GCI")  without  audit,  and include all  adjustments  which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  Company's financial  position as of December  31, 2000,  and  December  31, 1999,  and the
results of it's  operation for the three and six months ended  December 31, 2000 and  1999.  Certain  information  and  note  disclosures  normally  included  in financial  statements have been condensed or omitted  pursuant to such rules and regulations  of the  Securities  and Exchange  commission,  although the Company believes that it's  disclosure in such financial  statements is adequate to make the information presented not misleading.

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

Note 2
------
Inventories  are  stated at the lower of cost  (first-in,  first-out  method) or market and consist of the following:
                                                December 31 December 31
                                                    2000       1999
                                                    ----       ----
                           Raw materials          $77,495   $ 66,101
                           Work in process        396,877    406,014
                                                  -------    -------

                                  Total          $474,372   $472,115
                                                  =======    =======

Inventories increased slightly at the end of December 2000 due to work in process that could not be shipped or was not scheduled to be shipped at the end of December.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations

Liquidity and Capital Resources
As of December 31, 2000, the Company's cash position decreased to $98,412 and working capital was $314,354, compared to cash of $184,236 and working capital of $288,704 in the prior period. The cash position decreased during the period as a result of continuing losses resulting from poor shipments at the ALJ division and a substantial increase in accounts receivable. Management believes that these funds and cash flow from operations are marginal to fund ongoing operations, and the division must increase sales and cash flow during 2001.
However, there is no assurance that these funds will prove adequate if the Company is unable to obtain positive cash flow operations in the future. At the present time, the Company is very short of cash and has been stretching payables.


Energy Costs
------------

The Energy crisis in California is acute. During the past 6 months the Company's energy costs have risen substantially and are projected to rise further. If these costs cannot be recovered through price increases, fiscal health of the Company could be in jeopardy.


Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 2001, the Company has been able to arrange satisfactory purchase contracts.

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

Factors Affecting Future Results
--------------------------------

The Company makes payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at December 31, 2000 was $158,365 compared to $170,365 at December 31, 1999.

The Company settled and paid interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by a former division. In April, 2000 EPA requested that the Company pay in excess of $500,000 for the final remediation. However, the EPA also offered to settle for a lesser amount based on a financial analysis of the Company's ability to pay. As of February 20, 2001, the Company received a letter suggesting that the EPA would settle for approximately $320,000. The Company will resubmit our financial requesting a further reduction. The Company has only reserved $120,000 to cover this settlement. In any event, the Company cannot pay the amount requested because there are insufficient funds. However, there is no guarantee that the company will be able to settle the claim on terms that are satisfactory.



Results of Operations
---------------------
Comparison of three and six months ended December 31, 2000, and December 31, 1999.

The Company's sales for the six months ending December 31, 2000, increased $407,128 or 18.3% and for the 3 month period ended December 31, 2000, sales increased by $179,266 or 15.1% over the comparable period of the prior year.

However, there has been a noticeable decrease in the Company's markets as the recession continues to impact ALJ. The backlog which was approximately
$1,197,674  at June  30,  2000  decreased  at  December  31,  2000 to  $944,879.
Significantly, a substantial part of the backlog is stretched out. If orders continue to be booked as a result of continued sales and marketing efforts, shipments could increase during the third quarter to enable a return to profitability. However, there are no assurances that the Company will be able to do so. The Company has been increasing the marketing efforts by adding mailings to the schedule and is changing sales representatives in underperforming territories. In addition, the Company has terminated Sales Representatives in California and switched to direct sales. This seems to be producing positive results with our customers.



The Apollo Division has good production yields and division profits have held up. Apollo shipments are expected to remain stable during the next six months and are therefore expected to provide profits and cash flow. However, Apollo increases are not expected to offset ALJ decreases. Therefore, the Company's profits, cash position and earnings per share may decrease as compared to 2000.

The Company's cost of sales increased 19.1% in the 6 months ended December 31, 2000 over the comparable period. Operating expenses increased 3.7% due to increased selling costs as compared to the prior six-month period. The Company expects to continue heavy selling activities during the next six months to obtain new tooling and orders. Administrative expense increased due to an increase in management and direct personnel. As a result of the sales increase at ALJ, the Company was able to become profitable for the Quarter ending December 31, 2000. Profit for the quarter was $40,253 or 3% compared to a loss of $62,140 or 5.2% for December 31, 1999 for the six months the loss decreased to $36,184 compared to the prior period loss of $124,252.

However, the current recession is making new orders for tooling and production difficult to obtain and a loss is projected for the quarter ending March 30, 2001 and for the fiscal year.

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


                             GC International, Inc.
                                  (Registrant)


  February 12, 2001                  F. Willard Griffith II
-------------------                  -------------------------------------------
       Date                          F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer