Form 10-Q
period 2001-03-31
GC INTERNATIONAL INC /CA
filed 2001-06-06
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE AT OF 1934



        For the quarterly period ended               March 31, 2001
                                           ----------------------------------

                                       OR

        TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                                ------------------        -------------------

                        Commission file number 000-17259


                             GC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                    94-2278595
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer Identification no.)
 incorporation or organization)

      156 BURNS AVENUE, ATHERTON CALIFORNIA                       94027
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, including Area Code        (650) 322-8449
                                                        -------------------

                                     N / A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all document and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes        No
           ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUEERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,350,798.

                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION:
-------   ----------------------

         Item 1.      Financial Statements

              Unaudited Condensed Balance Sheets
                  March 31, 2001 and June 30, 2000..........................1


              Unaudited Condensed Statements of Operations
              Three and nine months ended March 31, 2001
                  and March 31, 2000........................................2

              Unaudited Statements of Cash Flows for the nine months
                  Ended March 31, 2001 and March 31, 2000...................3

              Notes to Unaudited Condensed Financial Statements.............4



         Item 2.      Management's Discussion and Analysis of
                      Financial Condition & Results of Operation............4



PART II.   OTHER INFORMATION:
--------   ------------------

Item 1.      Legal Proceedings..............................................6


         Item 2.      Changes in Securities.................................6

         Item 3.      Defaults Upon Senior Securities.......................6


         Item 4.      Submission of Matters to a Vote
                       of Security Holders..................................6

         Item 5.      Other Information.....................................6


         Item 6.      Exhibits & Reports on Form 8-K........................6


                      Signatures ...........................................6

                             G C International, Inc.
                                 Balance Sheets

                                                      Unaudited
                                                   March 31, 2001  June 30, 2000
                                                   --------------  -------------
ASSETS
Current Assets
--------------
         Cash                                       $   200,529    $   173,019
         A/R less allowance for doubtful                595,290        548,399
            Accounts of $5538 and $5538
         Inventories                                    473,395        555,963
         Prepaid Expenses                                27,568          8,261
         Deferred Tax Benefit                            19,338         19,338
                                                    -----------    -----------
                     Total Current Assets             1,316,120      1,304,979

         Property and Equipment, net                    437,459         448.36
         Deposits and Deferred Expenses                  45,204         43,760
         Deferred Tax Benefit                           368,118        368,118
                                                    -----------    -----------
                     Total Assets                   $ 2,166,901    $ 2,165,220
                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
--------------------
         Accounts Payable                           $   243,205    $   123,604
         Accrued Expenses                               514,505        592,539
         Notes Payable                                  234,304        248,876
                                                    -----------    -----------
                     Total Current Liabilities          992,014        965,020

Other Liabilities
------------------
         Notes Payable, net of current                  131,556        113,063
         Other Long Term Debt                           320,000        320,000

Stockholders' Equity
--------------------
         Common Stock, without par value              1,759,149      1,759,149
         Accumulated deficit                         (1,035,828)      (992,011)
                                                    -----------    -----------
                     Net Stockholders' Equity           723,321        767,138

         Total Liability and Stockholders' Equity   $ 2,166,901    $ 2,165,220
                                                    ===========    ===========

The accompanying notes are a integral part of these financial statements

                             G C International, Inc.
                        Condensed Statement of Operations
                                   (Unaudited)

                                                    3 Months Ended                9 Months Ended
                                             --------------------------    --------------------------
                                               3/31/01        3/31/00         3/31/01       3/31/00
                                             -----------    -----------    -----------    -----------
Net Sales                                    $ 1,265,083    $ 1,472,723    $ 3,901,047    $ 3,701,559

Cost of Sales                                    856,097        970,904      2,727,485      2,542,588
                                             -----------    -----------    -----------    -----------
Gross Profit                                     408,986        501,819      1,173,562      1,158,971

Operating Expenses:
        Selling                                   65,224         81,634        172,204        169,627
        Administrative                           344,227        353,463        993,436        994,779
                                             -----------    -----------    -----------    -----------
               Operating Profit (Loss)              (465)        66,722          7,923         (5,435)

Other income (expense):
               Other income (expense), net         5,163         62,243         44,027         66,449
               Interest Expense net of             2,005        (42,189)         6,733          5,699
                                             -----------    -----------    -----------    -----------
                    Interest Income

Income (Loss) before income taxes,                (7,633)        46,669        (42,837)       (77,583)
        extraordinary event, and
        discontinued operations

Income tax benefit (expense)                         800           (511)           800           (511)

               Net Income (Loss)             $    (8,433)   $    47,180    $   (43,637)   $   (77,072)
                                             ===========    ===========    ===========    ===========

Earnings per Common Share
               Primary                       $     (0.00)   $     (0.01)   $     (0.01)   $     (0.01)
               Fully Diluted                 $     (0.00)   $     (0.01)   $     (0.01)   $     (0.01)

Weighted average shares outstanding
               Primary                         5,350,798      6,783,191      5,350,798      6,783,191
               Fully Diluted                   5,350,798      6,783,191      5,350,798      6,783,191



The accompanying notes are an integral part of these financial statements.

                             G C International, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                           9 Months Ended     9 Months Ended
                                                           March 31, 2001     March 31, 2001
                                                           --------------     --------------
Cash flows from operating activities:
-------------------------------------
Net Income                                                   $ (43,637)         $ (77,072)
Adjustment to reconcile net income to net cash

      Provided by operating activities:
         Depreciation and amortization                         100,963             82,737
         Repurchase of GCI Stock                                  --              (10,859)

Adjustments to cash from operations:
------------------------------------
         Accounts Receivable (increase) decrease               (46,892)          (147,609)
         Inventory (increase) decrease                          82,568             (8,209)
         Accrued payable increase (decrease)                   119,601             93,148
         Accrued liabilities increase (decrease)               (78,034)           (56,034)
         Income taxes payable increase (decrease)                 --               34,561
         Prepaid expenses (increase) decrease                  (19,308)           (20,516)
         Other assets & Deposits (increase) decrease            (1,443)            (7,043)
                                                             ---------          ---------

         Net cash provided (used) by operating activities:     113,818           (116,895)

Cash flows from investing activities:
-------------------------------------
         Purchase of property, plant, and equipment            (90,059)           (13,497)
                                                             ---------          ---------
         Net cash provided (used) by investing activities      (90,059)           (13,497)

Cash flows from financing activities:
-------------------------------------
         Payments on short term borrowings                     (14,572)            (7,698)
         Payments on long term debt                            (18,503)           (51,463)
         New long term borrowings                                 --                 --
                                                             ---------          ---------
         Net cash provided (used) by financing activities      (33,076)           (59,161)

Increase (Decrease) in cash and cash equivalents                27,510           (189,554)

Cash at beginning of period                                    173,019            371,085
                                                             ---------          ---------
Cash at end of period                                        $ 200,529          $ 181,531
                                                             =========          =========


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 2001, and March 31, 2000, and the results of it's operation for the three and nine months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                      March 31               March 31
                                        2001                   2000
                                        ----                   ----
         Raw materials               $ 77,550               $ 79,088
         Work in process              395,845                402,052
                                      -------                -------

                Total                $473,395               $481,140
                                     ========               ========

Inventories decreased slightly at the end of March 2001 due to work that was shipped at the end of the month.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of March 31, 2001, the Company's cash position increased slightly to $200,529 and working capital was $324,106, compared to cash of $181,531 and working capital of $353,403 in the prior period. The cash position increased during the period as a result of increased collections in accounts receivable. Management believes that these funds and cash flow from operations are marginal to fund ongoing operations, and the division must increase sales and cash flow during 2002. However, there is no assurance that these funds will prove adequate if the Company is unable to obtain positive cash flow operations in the future. At the present time, the Company is very short of cash and has been stretching payables.

Energy Costs
------------
The Energy crisis in California is acute. During the past 9 months the Company's energy costs have risen substantially and are projected to rise further. According to recent reports, a rate increase of 45% or more has been approved. If these costs cannot be recovered through price increases, the fiscal health of the Company could be in jeopardy. In addition, rotating blackouts may cause a reduction in production output causing additional losses.


Capital Equipment Requirements and Equipment Leases
---------------------------------------------------
The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 2001, the Company has been able to arrange satisfactory purchase contracts.

The Company anticipates that additional capital equipment may be required for the Company's operating divisions during 2001 and 2002. The Company will use its best efforts to satisfy its capital needs by using internally generated cash in excess of debt repayments, cash resources and by entering into other arrangements as available. There can be no assurances that cash resources will be adequate.

Factors Affecting Future Results
--------------------------------
The Company makes payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at March 31, 2001 was $155,365 compared to $164,365 at March 31, 2000.

The Company settled and paid interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by a former division. In April, 2000 EPA requested that the Company pay in excess of $500,000 for the final remediation. However, the EPA also offered to settle for a lesser amount based on a financial analysis of the Company's ability to pay. As of February 20, 2001, the Company received a letter suggesting that the EPA would settle for approximately $320,000. The Company has resubmitted our financials requesting a further reduction. The Company has only reserved $120,000 to cover this settlement. In any event, the Company cannot pay the amount requested because there are insufficient funds. However, there is no guarantee that the Company will be able to settle the claim on terms that are satisfactory.



Results of Operations
---------------------
Comparison of three and nine months ended March 31, 2001, and March 31, 2000.

The Company's sales for the nine months ending March 31, 2001, increased slightly to $199,488 or 5.4% and for the 3 month period sales decreased by $207,640 or 14.1% over the comparable period of the prior year.

There has been a noticeable decrease in the Company's markets as the current recession continues to impact ALJ. The backlog which was approximately $1,773,800 at June 30, 2000 decreased at March 31, 2001 to $1,320,700.
Significantly, a substantial part of the backlog is stretched out. If orders can be booked as a result of continued sales and marketing efforts, shipments could increase during the fourth quarter to enable a return to profitability. However, there are no assurances that the Company will be able to do so. The Company has been increasing the marketing efforts by adding mailings to the schedule and is changing sales representatives in underperforming territories. In addition, the Company has terminated Sales Representatives in California and switched to direct sales. This seems to be producing positive results with our customers.


The Apollo Division has had, in the past, good production yields and division profits have generally held up. Apollo shipments are expected to remain stable during the next six months and are therefore expected to provide profits and cash flow. In March and April 2001, Apollo suffered a production problem, which reduced yields dramatically causing a significant drop in Apollo profits. Yields have been improving but as of April 30, they have not been brought back to former levels. There is no guarantee that Apollo will be able to return to former yields and failure to do so will impact the company's ability to return to positive cash flow. Therefore, the Company's profits, cash position and earnings per share may decrease as compared to 2000.

The Company's cost of sales increased to 67.7% in the 3 months ended March 31, 2001 as compared to 65.9% in the comparable period. Operating expenses decreased slightly as compared to the prior three-month period. The Company expects to continue heavy selling activities during the next three months to obtain new tooling and orders. Administrative expense increased due to an increase in management and direct personnel. The Company suffered a loss of $8,433 for the Quarter ending March 31, 2001 compared to a profit of $47,180 for March 31, 2000 and for the nine months the loss decreased to $43,637 compared to the prior period loss of $77,072.

However, the current recession is making new orders for tooling and production difficult to obtain and a loss is projected for the quarter ending June 30, 2001 and for the fiscal year.

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


  May 12, 2001                       F. Willard Griffith II
  ------------                       ----------------------
      Date                           F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
Chief Financial Officer