Form 10-Q/A
period 2001-03-31
GC INTERNATIONAL INC /CA
filed 2001-06-12
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

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

                             G C International, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                       9 Months Ended   9 Months Ended
                                                       March 31, 2001   March 31, 2001
                                                         ----------     --------------
Cash flows from operating activities:
Net Income                                               $ (43,817)     $ (77,072)
Adjustments to reconcoile net income to net cash
      provided by operating activities:
         Depreciation and amortization                     100,963         82,737
         Gain on sales of property, plant & equipment         --             --
         Repurchase of GCI Stock                              --          (10,859)

Adjustments to cash from operations:
      Accounts Receivable (increase) decrease              (46,892)      (147,609)
      Inventory (increase) decrease                         82,568         (8,209)
      Accrued payable increase (decrease)                  119,601         93,148
      Accrued liabilities increase (decrease)              (78,034)       (56,034)
      Income taxes payable increase (decrease)                --           34,561
      Prepaid Income Taxes                                    --             --
      Deferred tax (increase) decrease                        --             --
      Prepaid expenses (increase) decrease                 (19,308)       (20,516)
      Other assets & Deposits (increase) decrease           (1,443)        (7,043)
                                                         ---------      ---------

      Net cash provided by operating activities            113,638       (116,895)

Cash flows from investing activities:
      Purchase of property, plant, and equipment           (90,059)       (13,497)
      Proceeds from sales of property, plant and
         equipment                                            --             --
                                                         ---------      ---------

      Net cash provided by investing activities            (90,059)       (13,497)

Cash flows from financing activities:
      Payments on short term borrowings                    (14,572)        (7,698)
      Payments on long term debt                            18,503        (51,463)
      New long term borrowings                                --             --
                                                         ---------      ---------

      Net cash provided by financing activities              3,931        (59,161)

Increase (Decrease) in cash and cash equivalents            27,510       (189,554)

Cash at beginning of period                                173,019        371,085
                                                         ---------      ---------

Cash at end of period                                      200,529        181,531
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