Form 10-K
period 2001-06-30
GC INTERNATIONAL INC /CA
filed 2001-10-15
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

         (Mark One)

          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ___    SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended   June 30, 2001
                                        -----------------

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________  to __________

                        Commission file number 000-17259
                                               ---------

                             GC INTERNATIONAL, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                         94-2278595
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


     156 Burns Avenue, Atherton, California               94027
     -------------------------------------------     ----------------
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

                         Common Stock, Without Par Value
                       -----------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes.... No.....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                            [Cover page 1 of 2 pages]

The aggregate market value of voting stock held by non-affiliates of the registrant at September 22, 2001 (2,199,733 shares), was approximately $175,920. Since there are only a few trades of the Company's Stock during the year, this is based on an estimate average of the bid and asked price of $.08/share during the quarter ended 6/30/01.

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

Yes..X.. No......


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The total shares outstanding at September 22, 2000 are as follows:

                  Common Stock      5,418,070 shares





                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



                            [Cover page 2 of 2 pages]

Item 1.  Business
         --------

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

The following table sets forth certain financial information with respect to GC's business units. Approximately 80% of the backlog is expected to be shipped in the year ending June 30, 2002. A substantial portion of the backlog may be canceled at any time without penalty. The decrease in the backlog is believed to be due primarily to the continuing efforts of the Company to ship product on-time and reduce overdue shipments to a minimum.

                          Backlog                  Backlog
                       June 30,2001             June 30, 2000
                       ------------             -------------
Total Backlog             $988,632                $1,197,674

The backlog decrease is due primarily to a general business decline in the casting industry. As of October 3rd 2001, the backlog has deteriorated further as the economy slips further into recession. At the present time, there is no indication that orders will improve in the near future. Unless orders improve within the next 6 months, the company will have a serious cash shortage which may affect ongoing operations

GC's sales for the last three fiscal years are as follows:


                               Year Ended June 30
               ---------------------------------------------------
                   2001               2000                1999
                   ----               ----                ----

Net sales      $5,216,545          $4,882,168          $5,207,664

However, shipments have decreased dramatically in September and are not forecast
--------------------------------------------------------------------------------
to be more than the low $300,000's for the next three months. Thus the Company
------------------------------------------------------------------------------
has experienced a decline of approximately 30% in volume.
---------------------------------------------------------

A. L. Johnson ("ALJ") Division
------------------------------

ALJ and its predecessor have been in business for over 50 years. Located in Camarillo, California, ALJ utilizes a Rubber/Plaster Mold ("RPM") process and equipment to produce precision, high-strength, thin-walled aluminum castings, primarily for the computer, electronics and aerospace industries. The parts are used in many applications, including medical electronics, computer housings and camera parts.

The RPM process is particularly cost effective when the customer's production requirement is for low numbers of units. GC believes that the RPM process is most applicable if the production run is between 10 and 200 units per month. Customers sometimes select ALJ for pre-production runs before expensive hard tooling is cost justified.


ALJ's direct competition in RPM castings is composed generally of a few companies believed to be larger than ALJ and several smaller competitors. ALJ's primary competition is from competing processes, such as investment, sand, permanent mold and die casting. ALJ generally services approximately 200 customers each year.


Apollo Masters Division ("Apollo")
----------------------------------

In 1988 GC purchased, from Capitol Records, the assets used in connection with its lacquer master manufacturing business and moved those assets to a plant leased by the Company in Banning, California.

Located in Banning, California, Apollo processes precision, highly polished aluminum substrates by applying a filtered lacquer coating to the discs in a clean room environment. After drying and inspection, the masters are sold to audio recording engineers who use specialized equipment to cut grooves in the lacquer. The masters are then used to make additional pressing masters, ultimately resulting in vinyl records. The Company expects the vinyl record industry volume will decline as compact discs replace vinyl records. Therefore, Apollo's future business and profitability will depend on Apollo's ability to gain market share from its competitors. Currently, approximately 50% of Apollo's market is in the U.S. and 50% is in the rest of the world, with the European market being the largest foreign market. Apollo does not expect the current decline of the vinyl record business to be precipitous for the Company, because to produce a single vinyl record takes a minimum of two masters, and the Company believes that there will continue to be a reasonable demand for vinyl records for the immediate future. However, a rapid decline in the market for lacquer masters may require that the Company reevaluate the viability of Apollo. There is no guarantee that Apollo can remain profitable in the future. If in future years, Apollo turns unprofitable and the decision is made to discontinue the operation, the Company could incur significant losses. As of June 30, 2001, Apollo has established approximately 7 distributors and has made deliveries to over 122 customers in 29 countries worldwide. Apollo also imports and distributes stylus.


Sales and Marketing
-------------------

The Company markets ALJ castings through a Sales Manager,one salesman or employee and several of independent sales representatives. ALJ may, from time to time, pay commissions to other independent sales representatives on a per customer order basis. Apollo does not have direct salesmen, and contracts with independent sales representatives and distributors.

Major Customers Over 10%
------------------------

Two customers accounted for approximately 29.4% of consolidated sales in 2001.


Foreign Sales
-------------

Approximately 50% of Apollo's sales are to foreign markets, and such sales in 2001 represented approximately 12% of GC's consolidated sales. ALJ has no material foreign sales.


Competition
-----------

ALJ competes in the U.S. on the basis of quality, delivery and price in markets where there are substantial numbers of competitors offering similar products and services, and many of these competitors are larger than ALJ. Apollo competes in a world wide market where the Company believes there is only one U.S. competitor and one Japanese competitor.


Employees
---------

At June 30, 2001, GC had 54 employees. The Company believes its relations with its employees, none of whom is currently represented by any labor union, are good. From time to time, and currently, GC has experienced a shortage of suitably trained applicants. This shortage affected the results in 2001 and may continue in 2002. GC maintains health, disability and life insurance programs for full-time employees. During 2001, GC paid a discretionary Christmas holiday bonus of approximately $20,800.


Item 2.  Properties
         ----------

As of June 30, 2001, GC leases two separate manufacturing facilities. The two leases aggregate approximately 75,864 square feet, under leases that expire at various times.

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


Item 3.  Legal Proceedings
         -----------------

As of June 30, 2001,with the exception of the potential litigation on claims explained below, the Company does not know of any litigation likely to be asserted directly against the Company which would not be insured or which, if decided adversely to the Company, would, in the opinion of management, materially affect the financial condition of the Company.

Bankruptcy Filing and Discharge from Chapter 11
-----------------------------------------------

On March 26, 1990, Registrant and its Subsidiaries each filed for protection under Chapter 11 of the Federal Bankruptcy Code. On April 23, 1991, the Second Amended Plan of Reorganization was approved by the court. As a result of the settlement with unsecured creditors, the Company has been required to make certain payments to these creditors over a period of seven years at no interest. During 2001, the Company made payments and/or settlements with some of these creditors. The Company anticipates continuing this program in 2002. The creditor notes generally do not provide for any specific remedies or for acceleration in the event of non-payment. However there is no insurance that one or more of these creditors could decide to seek legal assistance.

EPA Claim for OII Superfund Site Cleanup
----------------------------------------

In 1996, the Company settled an interim claim with the EPA under a partial consent decree (CD5) for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by the Company's former Raytee division. In August 2000, the company paid the EPA in full for the partial settlement. The EPA has notified the company that the final remediation settlement amount due from the company is approximately $270,000. The company has asked the EPA for further reduction to $100,000 with payments spread over 5 years.

Based on the settlement reached with the EPA in August 1996 for the interim claim, the Company believes its reserve in the amount of $120,000, as of June 30th, 2001, is reasonable to cover a settlement amount of the final claim. The company expects the settlement to occur by year end. However, if a reasonable settlement and terms cannot be negotiated, the Company could be in serious financial condition.

Unlawful Termination Claim
--------------------------

An employee who was laid off in November 2000, has asserted an unlawful termination claim under a workers compensation claim. The company has employee Practices Disability Insurance (EPLI) which is currently handling the defense of the claim. The company believes the claim is without merit.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during 2001.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
         --------------------------------------------------------------------


Market Information
------------------

The Company's stock is traded over-the-counter on the Electronic Bulletin Board
(EBB). Trading is extremely isolated and sporadic. The table below sets forth the bid and asked prices for the Company's common stock as reported by the Company's market maker. The Company does not believe that the bid and asked quotations are indicative of the actual market if a person wished to purchase or sell any significant number of common shares.

Common Shares
-------------
                2001                    2000                    1999
                ----                    ----                    ----
         1st  2nd  3rd  4th      1st  2nd  3rd  4th       1st  2nd  3rd  4th

Bid     $.07 $.11 $.08 $.06     $.09 $.14 $.19 $.13      $.25  $.18 $.23 $.10
Asked   $.15 $.14 $.14 $.10      N/A  N/A  N/A  N/A      $.375 $.25 $.30 $.16



Holders
-------

The number of holders of record of the Company's common stock as of June 2001, were approximately 125.


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

                             Selected Financial Data
                               Year ended June 30

Statement of Operations Data    2001           2000           1999          1998          1997
----------------------------    ----           ----           ----          ----          ----
   Net Sales               $ 5,216,545    $ 4,882,168    $ 5,207,664   $ 5,590,336   $ 5,406,840
   Gross Profit              1,551,932      1,552,533      1,764,904     1,925,919     1,774,430
   Selling & Admin           1,564,744      1,560,892      1,588,515     1,390,280     1,313,091
   Income (loss) from
     Operations                 (9,812)        (8,359)       176,389       535,639       461,339
   Net Income (loss) per          (.05)   $     (0.01)   $      0.02   $      0.07   $      0.04
     share

Balance Sheet Data
------------------
   Working Capital         $   300,101    $   339,960    $   403,600   $   383,644   $   142,671
   Total Assets              1,982,060      2,165,220      2,324,812     2,340,293     2,312,944
   Long Term Debt              433,482        433,063        501,194       492,725       466,307
   Net Stockholders        $   507,463    $   767,138    $   850,245   $   753,094   $   391,140
     Equity

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

This Annual Report to Shareholders contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a results of the risk factors set forth below under the heading "Factors Affecting Future Results" and elsewhere in this Annual Report to Shareholders.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Company had cash balances of approximately $154,013. Management believes that this balance and the cash flow from operations is not adequate to fund ongoing operations as presently constituted. As of September 20, 2001, the cash balance has decreased substantially as a result of losses. There is a substantial cost and cash cutting plan that is being implemented and is considered essential to survival. However, there is no assurance that these funds will prove adequate if the Company is unable to maintain positive cash flow operations in the future. Currently the Company has no bank line and does not plan to obtain any.


Capital Equipment Requirements and Equipment Leases
---------------------------------------------------

The Company, from time to time, has satisfied certain of its capital equipment requirements by entering into equipment leases with third parties or purchase arrangements with the equipment manufacturers. During 2001 and 2000, the Company has been able to arrange satisfactory equipment and automobile leases or purchase contracts.

The Company anticipates that additional capital equipment may be required for the Company's operating divisions during 2002. The Company anticipates paying for any such equipment from cash flow or cash reserves or arranging equipment financing with the supplier. If sufficient cash or purchase terms are not available, the Company could be materially adversely affected.

Results of Operations
---------------------

The following table sets forth a percentage comparison of the Company's statement of operations.
                                           Percentage of Sales
                                           Years Ended June 30,
                                      -------------------------------
                                          2001    2000    1999
                                          ----    ----    ----
Net Sales                                 100%    100%    100%
 Cost of sales                             70%     68%     66
  Selling and
    Administrative Expenses                30%     32%     31
  Interest Expense (net of
    interest income)                        0       0       0
  Income before
  income taxes,                           (1)%      (2)     1
  Net Income (loss)                       (1)%      (1)     2



Comparison of Fiscal year ended June 30, 2001 and June 30, 2000
---------------------------------------------------------------

In 2001, the Company's losses continued even though sales increased 6.8%. This is because the Company's gross profit on sales dropped 2% due to the pressure of low unemployment on wages, a 33% increase in electrical energy cost and general price increases from our material suppliers. Production efficiency continued to suffer from the need to replace several key production workers who left the company. During the year, the Company's reorganized sales department with a new sales manager and salesman for the California Market which began to show results. Unfortunately, the recession has hit the casting industry very hard and the backlog of new production orders continues to decline.


Comparison of Fiscal Year ended June 30, 2000, and June 30, 1999
----------------------------------------------------------------

In 2000, the Company's sales decreased $325,496 0r 6.2%. This decrease was a result of the decline of business in the casting industry and because the ALJ sales representatives were not doing their job in promoting the ALJ products. This was a continuation of the decline that started in 1999. As a result of the lower sales, sales and administration expense increased to 32% of sales from 31%. In addition, ALJ suffered the loss of several key people for various reasons. As a result of the personnel loss, the scrap rate doubled, driving down the net income into an operating loss of $8,359.


Comparison of Fiscal year ended June 30, 1999, and June 30, 1998
----------------------------------------------------------------

In 1999, the Company's sales decreased by $382,702 or 6.8% over 1998.

During 1999, the Company's cost of sales remained constant at 66%. However, sales increased by 6% as The Company began to increase sales support to the sales representative. As a result, net income from operations decreased from $535,639 in 1998 to $176,389 in 1999.


Factors Affecting Future Results
--------------------------------

During 2001, order rates from customers continued to decrease in a result of the current recession resulting in a decreased backlog at June 30, 2001. The Company anticipates that backlog will continue to decrease during 2002 as the effects of the recession continue. If the backlog begins to increase due to changes in sales methods, it is possible that the company could return to profitability during 2002.

However, shipments have decreased dramatically in September and are not forecast
--------------------------------------------------------------------------------
to be more than the low $300,000's for the next three months. Thus the Company
------------------------------------------------------------------------------
has experienced a decline of approximately 30% in volume. The Company has also
------------------------------------------------------------------------------
noted that other casting operations have already ceased. However, ALJ has, in
-----------------------------------------------------------------------------
the past, been able to survive the recessions. Of course there is no guarantee
------------------------------------------------------------------------------
that it will be able to do so in the futures.
---------------------------------------------

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


Index to Financial Statements                                         Page No.

         Financial Statements
         Balance Sheets at
         June 30, 2001 and June 30, 2000                                 18

         Statements of Operations for each of the
         Three Fiscal Years: June 30, 2001, 2000, and 1999               19

         Statements of Stockholders' Equity for each of the
         Three Fiscal Years: June 30, 2001, 2000, and 1999               20

         Statements of Cash Flows for each of the
         Three Fiscal Years: June 30, 2001, 2000, and 1999               21

         Notes to  Financial Statements                                  22

         Financial Statement Schedules for each of the Three Fiscal Years: June 30, 2001, 2000, and 1999

         V.       Property, Plant and Equipment                          30

         VI.      Accumulated Depreciation, Depletion and Amortization
                  of Property, Plant and Equipment                       31

         VIII.    Valuation and Qualifying Accounts and Reserves         32

         IX.      Short-Term Borrowings                                  33

         X.       Supplementary Income Statement Information             33



         Financial statement schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or Notes thereto.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

                                      None

                                    PART III


Item 10.  Directors and Executive Officers
         ---------------------------------

The directors and executive officers of GC, their ages and positions with the Company are set forth below:

                                                                    Served as
         Name              Age                 Position           Director Since
         ----              ---                 --------           --------------

F.Willard Griffith II      69       Chairman, CEO, CFO, Secretary,
                                    and Assistant Treasurer            1975

Richard R. Carlson         72       President, Chief Operating Officer,
                                    Treasurer, Assistant Secretary;
                                    Director                           1975

Carol J. Carlson           69       Director                           1987

Carol Q. Griffith          67       Director                           1987

H. J. Jackson              65       President and General Manager,
                                    Apollo Masters Division.           1989

Michael Shoemaker          60       President and General Manager,
                                    A. L. Johnson Division.            1979

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

Michael Shoemaker joined GC in 1975 as an employee of ALJ, where he had been employed since 1960. Since July 1995, Mr. Shoemaker has been Vice President and General Manager of ALJ, Camarillo and in 1997 was made President of the Division. Since 1979, Mr. Shoemaker had been Vice President and General Manager of the ALJ North

Item 11.  Executive Compensation
         -----------------------

Executive Compensation

The remuneration of each of the five most highly compensated executive officers and directors of GC whose cash and cash-equivalent remuneration exceeded $100,000 and of all directors and officers of GC as a group for services in all capacities to GC during the fiscal year ended June 30, 2001, was as follows:


                                                       SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                         Long - Term Compensation
                                      ---------------------------------------   ------------------------------------------------
                                                                 Accruals        Awards                              Payouts
                                                                 --------        ------                              -------
Name & Principal Position  Year       Salary          Bonus       Other       Restricted                            All Other
                           Paid        Paid                    Compensation     Stock     Options        LTIP     Compensa-tions
                                                                   ($)          Awards    Sales ($)    Payments
                                                                                 ($)                      ($)
-------------------------------- ------- ---------- ---------- ---------------- --------------- ---------- ----------- -----------
                                                        (1)          (2)                                                  (3)
F. Willard Griffith II     2001       299,823           300       10,000       - 0 -       - 0 -         - 0 -         32,000
Chairman & CEO             2000       291,633           300       10,000       - 0 -       - 0 -         - 0 -         43,000
                           1999       274,194           300       17,102       - 0 -       - 0 -         - 0 -         55,000
                                                                                1998       215,696       10,300        36,470

Richard R. Carlson         2001       291,633           300       10,000       - 0 -       - 0 -         - 0 -         30,000
President & COO            2000       291,633           300       10,000       - 0 -       - 0 -         - 0 -         43,000
                           1999       274,194           300       17,102       - 0 -       - 0 -         - 0 -         55,000
                           1998       215,696        10,300       36,470       - 0 -       - 0 -         - 0 -          - 0 -

Michael Shoemaker          2001       131,721         5,300       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -
President & General Mgr    2000       131,721         2,800       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -
ALJ Division               1999       125,744         5,300       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -
                           1998       114,054         7,500       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -

(1) Cash bonuses were paid in 2001, as shown. A Christmas bonus was also paid to all employees. Officers of the corporation receive standard benefits of medical and other group insurance available to at least 80% of all other employees. Executives and salesmen of the Company also receive the use of a Company automobile and reimburse the Company for personal or commuting use.


(2) Other annual compensation includes contractual amounts and accrued salary not paid. During 2001, the Company paid certain prior accrued vacation and on other accruals. These payments ceased in 2001.

(3) Pay-outs include salary and bonuses previously accrued but not paid. During 2001, The Company paid certain prior accrued vacation and other accruals. Those payments ceased in 2001.

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


Employee Cash Bonus
-------------------

The Company paid a Christmas bonus to all employees in 2001 totaling approximately $20,800 and expects to pay a Christmas bonus in 2002, in addition to the Company's contribution to the 401K Plan.


Employment Contracts
--------------------

Pursuant to their employment contracts, expiring in 2008, Mr. Griffith and Mr. Carlson are each entitled to receive a base salary ($5,638.96/week) increased by a cost-of-living adjustment each year, plus an incentive performance bonus equal to five percent of the Company's pretax, pre-bonus profit as defined in employment contracts. In addition, Messrs. Griffith and Carlson are entitled to a fixed payment of $10,000 per year. The contracts have an acceleration provision in the event of early termination. The employment contracts also provide for salary continuation in the event of disability and under a Death Benefit Agreement, in the event of death of the employee, the Company is obligated to pay first the employee's contract obligations until the end of the contract and to thence to employee's designated beneficiary, a death benefit of approximately $16,991 per month in 2001, increased by an annual cost-of-living adjustment factor until the death of that beneficiary or July 1, 2008, whichever is later.

Mr. Shoemaker has an employment contract expiring in July 2008 entitling Mr. Shoemaker to receive in salary of $2,594.32/week increased by the cost of living and a death benefit agreement which requires the company, in the event of the death of Mr. Shoemaker, to pay to his designated beneficiary $5,000/month until the earliest of March 15, 2008 or the death of the employee and the subsequent death of the employee's designated beneficiary.

See also material contracts items 10.34, 10.35 and 10.36

The Company owns and is the beneficiary of a key man life insurance policy in the face amount of $1,000,000 each on the lives of Messrs. Griffith and Carlson and in the amount of $500,000 on Mr. Shoemaker. The Company believes that the key man life insurance would provide sufficient funds to the Company for partial payments of the death benefit and for other corporate purposes in locating and training a replacement for the deceased. The Company has no retirement or deferred compensation plan.

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

The following chart sets forth all of the options held as of June 30, 2001, by each of the officers or directors of GC and by all option holders as a group. All options are currently exercisable.

                                  Options Held
                               As of June 30, 2001
                                                                         Value of
                                                      Average           Unexercised
                                                     Per Share         In-the-Money
                                        No. of       Exercise           Options at
                                        Shares        Price            June 30,2001
                                        ------        -----            ------------
F. W. Griffith II                       500,000       $ .06             $ 10,000
Richard R. Carlson                      500,000       $ .06             $ 10,000
H. J. Jackson                           130,000       $ .06             $  2,600
Michael Shoemaker                        50,000       $ .06             $  1,000
                                         80,000       $ .15                 -0-
                                       ---------
All officers and directors            1,260,000
Total options outstanding             1,380,000       $.081             $ 82,600

No options were exercised in 2001. The value of unexercised options is based on the average of the bid and asked price as of June 30, 2001 at $.08/ share.

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

The Board of Directors, the current administrators of the 1999 Stock Option Plan, in its discretion, determines which employee is eligible to receive options, the amount of shares, and the terms on which the option is granted. The primary criteria used by the Board in determining the size of the option is the importance to the Company of the skills of the employee receiving the issuance.

The Board of Directors may not issue any options to any member of the Board without engaging an impartial outside Committee who determines the appropriateness of the issuance.





401K Retirement Plan
--------------------

In April 1996, the Company's Board of Directors authorized the adoption of the Company's 401K Retirement Plan to enable employees the opportunity to save for future retirement. The Board has authorized a Company matching contribution of up to $300 on a $1 matching for each $3 contributed by the employee. The matching contribution is determined by the Board of Directors and may be changed at any time. At July 31, 2001, 27 employees are participating and the Company's contribution in 2001 was $6,657.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding GC's Common Stock owned on August 31, 2001 (I) by each person or entity who is known by GC to own beneficially more than five percent of GC's Common Stock. (ii) by each of GC's directors and (iii) by all directors and officers of GC as a group:

                      Name                                Amount
Title of          and Address                          and Nature of       Percent
 Class           of Beneficial                           Beneficial        of Class
                     Owner                               Ownership
--------          -----------                          -------------       -------

Common       The Griffith Family Trust (1)(3)(5)         1,554,950           28.70%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       Carol Q. Griffith  (5)                         16,279             .30%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       JASCAT LTD (5)(2)(3)                        1,549,150           28.59%

             c/o GC International, Inc.,
             4671 Calle Carga, Camarillo, CA 93012

All officers and directors as a group(3)(4)              3,120,379
  (6 persons)

------------

(1) Includes 126,240 shares held by trusts or for the Griffith children and a grandchild.

(2) Includes 33,200 shares held by Trusts or for the Carlson children and grandchildren.

(3) Excludes presently exercisable options to purchase 500,000 shares each held by Messrs. Griffith and Carlson.

(4) Excludes presently exercisable options to purchase 360,000 shares held by officers and key managers.

(5)  Excludes shares beneficially owned by spouse disclosed elsewhere herein.

Messrs Carlson and Griffith, together with their spouses and families, control approximately 3,120,374 shares or 57.6% of the total of 5,418,070 shares outstanding and have the ability to control the company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section
----------------------------------------------------------------------------
16(a) of the Exchange Act requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and report changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish the Company with copies of all 16(a) forms they file. The Company is aware of the following filings and transactions that were not reported timely during the last completed fiscal year.

                    Name                    Number of Late Reports
                    ----                    ----------------------
         Jascat Ltd. R. R. Carlson G.P.              1


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Certain Transactions
--------------------

The Company leases from CJ Squared LLC, a limited liability Company formed by F. Willard Griffith II, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders, for $13,823 per month in 2001 under a lease expiring December 31, 2004. The lease contains an annual increase based on the Consumer Price Index.

Messrs Griffith, Carlson and Shoemaker are parties to employment contracts. See "Item Executive Compensation--Employment Contracts."


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

       10.37   1999 Stock Option Plan                                         K

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

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
GC International, Inc.

We have audited the accompanying balance sheets of GC International, Inc. (a California corporation) as of June 30, 2001 and 2000 and the related statements of income, retained earnings, and cash flows for the years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of GC International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GC International, Inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.



Pasadena, California
September 13, 2001

GC INTERNATIONAL, INC.
BALANCE SHEETS

June 30, 2001 and 2000

                                                                           June 30, 2001           June 30, 2000
                                                                       ----------------------   ---------------------
ASSETS
Current Assets
      Cash                                                           $               154,013  $              173,019
      Accounts receivable, net of allowance for doubtful accounts
           of $7,832 in 2001 and $5,538 in 2000                                      775,359                 548,399
      Accounts receivable - other                                                      5,694                       -
      Inventories (notes 2 and 3)                                                    386,211                 555,963
      Prepaid expenses                                                                 9,247                   8,260
      Deferred tax benefit                                                            10,693                  19,338
                                                                       ----------------------   ---------------------

            Total current assets                                                   1,341,217               1,304,979

      Property and equipment (notes 2 and 4)                                         403,084                 448,363

Other assets
      Deposits and deferred expenses                                                  41,210                  43,760
      Deferred tax benefit                                                           196,549                 368,118
                                                                       ----------------------   ---------------------

            Total other assets                                                       237,759                 411,878
                                                                       ----------------------   ---------------------

      Total Assets                                                   $             1,982,060  $            2,165,220
                                                                       ======================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                               $               231,379  $              123,604
      Accrued expenses                                                               580,744                 592,539
      Notes payable (note 5)                                                         228,992                 248,876
                                                                       ----------------------   ---------------------

                                                                                   1,041,115                 965,019
Other liabilities
      Notes payable, net of current portion (note 5)                                 113,482                 113,063
      Liability reserve (notes 2 and 8)                                              120,000                 120,000
      Litigation reserve (note 8)                                                    200,000                 200,000
                                                                       ----------------------   ---------------------

            Total other liabilities                                                  433,482                 433,063
                                                                       ----------------------   ---------------------

            Total liabilities                                                      1,474,597               1,398,082

Commitments and contingencies (note 8)

Stockholders' equity
      Common stock, no par value, 30,000,000 shares authorized, 5,350,798
           shares issued and outstanding in 2001 and 2000                          1,759,149               1,759,149
      Retained earnings                                                           (1,251,686)               (992,011)
                                                                       ----------------------   ---------------------

            Total stockholders' equity                                               507,463                 767,138
                                                                       ----------------------   ---------------------

      Total Liabilities And Stockholders' Equity                     $             1,982,060  $            2,165,220
                                                                       ======================   =====================


GC INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2001, 2000 and 1999

                                                                2001                   2000                    1999
                                                          --------------           -------------           -------------
Net sales                                                 $    5,216,544           $   4,882,168           $   5,207,664

Cost of sales                                                  3,664,612               3,329,635               3,442,760
                                                          --------------           -------------           -------------

Gross profit                                                   1,551,932               1,552,533               1,764,904

Operating expenses
      Selling                                                    229,573                 240,104                 259,730
      General and administrative                               1,332,171               1,320,788               1,328,785
                                                          --------------           -------------           -------------

Income (loss) from operations                                     (9,812)                 (8,359)                176,389

Other income (expense)
      Interest, net                                               (6,833)                 (6,597)                 (8,164)
      Other                                                      (62,016)                (90,131)               (121,211)
                                                          --------------           -------------           -------------

Income (loss) before income taxes                                (78,661)               (105,087)                 47,014

Provision (benefit) for income taxes (notes 2 and 10)            181,014                 (32,838)                (71,720)
                                                          --------------           -------------           -------------

Net Income (Loss)                                         $     (259,675)          $     (72,249)          $     118,734
                                                          ==============           =============           =============


Earnings (loss) per common share (notes 2 and 9)
      Basic earnings (loss) per share                             ($0.05)                 ($0.01)                  $0.02

      Diluted earnings (loss) per share                           ($0.05)                 ($0.01)                  $0.02

GC INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2001, 2000 and 1999


                                                 Common Stock
                                          -------------------------
                                          Number          Dollar        Accumulated
                                          of Shares       Value         Deficit          Total
                                          ---------       -----         -------          -----
1999
Stockholders' equity at June 30, 1998     5,548,401    $ 1,791,590   $ (1,038,496)  $     753,094
                                          ---------    -----------   ------------   -------------
Net income                                                                118,734         118,734
Retirement of common stock                 (125,210)       (21,583)                       (21,583)
                                          ---------    -----------   ------------   -------------

Stockholders' Equity At June 30, 1999     5,423,191      1,770,007       (919,762)        850,245

2000
Net loss                                                                  (72,249)        (72,249)
Retirement of common stock                  (72,393)       (10,858)                       (10,858)
                                          ---------    -----------   ------------   -------------

Stockholders' Equity At June 30, 2000     5,350,798      1,759,149       (992,011)        767,138

2001
Net loss                                                                 (259,675)       (259,675)
                                          ---------    -----------   ------------   -------------

Stockholders' Equity At June 30, 2001     5,350,798    $ 1,759,149   $  (1,251,686) $     507,463

GC INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2001, 2000 and 1999

                                                              2001                   2000             1999
                                                          ------------          -------------     ------------
Cash flows from operating activities:
Net income (loss)                                         $  (259,675)          $  (72,249)$           118,734
Adjustments to reconcile net income to net
  cash provided by operating activities:
        Depreciation and amortization                         135,338              127,064             141,290
        (Gain) loss on sale of property and equipment               -                  510              (1,881)

Changes in operating assets and liabilities:
        Receivables (increase) decrease                      (232,654)             (40,185)            131,672
        Inventory (increase) decrease                         169,752              (83,032)              6,841
        Prepaid expenses (increase) decrease                     (987)              33,088             (32,852)
        Deferred tax benefit (increase) decrease              180,214              (32,327)            (47,921)
        Other assets and deposits (increase) decrease           2,550               (7,761)               (239)
        Accounts payable increase (decrease)                  155,794               54,828             (62,082)
        Accrued liabilities decrease                          (59,814)             (61,870)            (42,494)
                                                          ------------          -------------     ------------

        Net cash provided (used) by operating activities       90,518              (81,934)            211,068

Cash flows from investing activities:
        Purchase of property and equipment                    (90,059)             (27,831)           (144,145)
        Proceeds from sale of property and
          equipment                                                 -                    -               1,881
                                                          ------------          -------------     ------------

        Net cash used by investing activities                 (90,059)             (27,831)           (142,264)

Cash flows from financing activities:
        Payments on short term borrowings                           -                    -              (2,821)
        Payments on long term debt                           (107,650)             (95,597)           (131,633)
        New long term borrowings                               88,185               18,154             134,398
        Re-purchase of common stock                                 -              (10,858)            (21,583)
                                                          ------------          -------------     ------------

        Net cash used by financing activities                 (19,465)             (88,301)            (21,639)

Increase (decrease) in cash and cash equivalents              (19,006)            (198,066)             47,165

Cash and cash equivalents, beginning                          173,019              371,085             323,920
                                                          ------------          -------------     ------------

Cash And Cash Equivalents, Ending                         $   154,013           $  173,019        $    371,085
                                                          ===========           ==========        ============

Cash paid during year for:

        Interest                                          $    18,361  $            19,591 $             8,164
        Income taxes                                              800                  800              28,697

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


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

         Net Income (Loss) Per Share - Earnings (loss) per common and common equivalent share are based upon the weighted average number of shares outstanding during each period, adjusted for stock options which are considered common stock equivalents, when dilutive. Both Basic EPS and Dilutive EPS were calculated using the Treasury Stock method. The market value used is based on the average of bid and asked price at June 30, 2001, which was $0.08.

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

         Related Party Transactions - A building is leased from CJ Squared LLC, a Limited Liability Company, formed by F. Willard Griffith, Richard R. Carlson, Carol Q. Griffith and Carol J. Carlson who are officers and director/stockholders. The lease contains an annual increase based upon the Consumer Price Index. The lease will expire on December 31, 2005, with an option to be extended to December 31, 2011. At June 30, 2001, the lease rate was $13,823 per month.

3.       INVENTORIES

         Inventories at June 30, 2001 and 2000 consisted of:

                                                   2001                 2000
                                             -------------       -------------

                    Raw material             $      65,433       $      62,434
                    Work in process                320,778             493,529
                                             -------------       -------------
                                             $     386,211       $     555,963
                                             =============       =============

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


4.       PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2001 and 2000 consisted of:
                                                                                              Estimated
                                                                  2001           2000        useful lives
                                                             -------------    -----------    ------------
                Machinery and equipment                        $ 1,256,800    $ 1,168,261    5 to 15 years
                Automobile and trucks                              127,609        127,609    3 to 15 years
                Office equipment                                   108,571        120,552    3 to 15 years
                Leasehold improvements                             180,508        180,508    2 to 10 years
                Idle assets                                         86,742         86,742
                                                               -----------    -------------
                                                                 1,760,230      1,683,672

                Less: accumulated depreciation
                        and amortization                       (1,357,146)    (1,235,309)
                                                               -----------    -----------

                                                               $   403,084    $   448,363
                                                               ===========    ===========

         Depreciation expense for the years ended June 30, 2001 and 2000 totaled $135,338 and $127,064, respectively

5.       NOTES PAYABLE

         Notes payable at June 30, 2001 and 2000 consists of the following:

                                                                                2001                2000
                                                                         -------------       -------------
                Equipment purchase, 60-month note from Ricoh at an
                interest rateof 2.21% and a monthly payment of $348
                until November 2004.                                     $      12,806       $      16,396

                Automobile purchase, 60 months from GMAC at
                an interest rate of 11% and a monthly
                payment of $950 until June 2002.                                10,748              20,381

                         Equipment purchase, 60-month lease from
                U.S. Bancorp at an interest rate of 8.89% and a
                monthly payment of $1,930 until September 2005.                 77,185                  -

                Equipment purchase, 60-month lease from a
                supplier at an interest rate of 8.5% and a monthly
                payment of $1,879 until December 2002.                          31,652              50,626

                Equipment purchase, 60-month lease from
                U.S. Bancorp at an interest rate of 7.72%
                and a monthly payment of $1,888 until
                December 2003.                                                  51,233              69,287

                Automobile refinance, 36-month lease from Santa Barbara
                Bank & Trust at an interest rate of 11% and a monthly           $1,333
                payment of until November 2001.                                  6,485              20,885

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


5.       NOTES PAYABLE (continued)                                              2001                2000
                                                                         -------------       -------------

                Note due to EPA for cleanup for Raytee, a former
                division of the Company, at an approximate interest
                rate of 5.7% and and an annual payment of $20,000
                plus interest until August 2000.                                     -              20,000

                Note payable, with zero interest rate,
                due May 1998.                                                  152,365             164,364
                                                                         -------------       -------------


                Total debt                                                     342,474             361,939

                Less: current maturities of notes payable                      228,992             248,876
                                                                         -------------       -------------

                Long-term portion                                        $     113,482       $     113,063
                                                                         =============       =============

         Maturities of long-term debt at June 30, 2001 for the succeeding fiscal years are as follows:

                                    2002          $    228,991
                                    2003                52,748
                                    2004                33,511
                     2005 and thereafter                27,223


6.       STOCK OPTION PLAN

         The Company has a stock option plan which was adopted in 1999 providing for the issuance of up to 1,700,000 shares of common stock to key employees. No options were granted in 2001, and 20,000 options were granted in 2000. The Plan provides that options be granted at exercise prices equal to market value on the date the options are granted. The options outstanding are all currently exercisable and expire at various times. As of June 30, 2001, there were no stock options exercised and 1,380,000 options were outstanding.


7.       COMPENSATION ARRANGEMENTS

         The Company has entered into employment contracts which expire in 2008 with two of its principal officers. The terms of each contract call for a base compensation and fixed payment totaling approximately $332,124 per annum plus an incentive bonus of 5% of the consolidated pretax profit of the Company. There was no bonus accrued during 2001.


8.       COMMITMENTS AND CONTINGENCIES

         Leases - Leases of Company facilities are classified as operating leases and expire on various years through 2011. Of the two building leases, at June 30, 2001, one was with related parties. With the exception of the lease described below, leases generally require the Company to pay most costs, such as property taxes, maintenance and insurance.

         In 1991, the Company signed a 10-year lease with a non-related party for a 45,864 square foot building. The lease was renegotiated in May 1996 and extended to expire on August 31, 2006 with extensions. The lease requires a 7% increase every 30 months. At June 30, 2001 the lease rate was $21,117 per month.

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


8.       COMMITMENTS AND CONTINGENCIES (continued)

         In 1983, the Company signed a 7-year, 9-month lease with a related party for a 30,000 square foot building. The lease was renegotiated in July 1999 and extended to expire on December 31, 2005, with an option to be extended to December 31, 2011. The lease contains an annual increase based upon the Consumer Price Index. At June 30, 2001 the lease rate was $13,823 per month.

         The following is a schedule of future minimum lease payments for those operating leases which have remaining terms in excess of one year:

                                     2002          $    434,064
                                     2003               437,021
                                     2004               443,348
                      2005 and thereafter             1,872,663

         Rent expense charged to operations for the years ended June 30, 2001 and 2000 was approximately $417,259 and $411,237, respectively.

         Environmental Remediation Costs - In 1996, the Company settled an interim claim with the EPA under a partial consent decree for an amount of $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by Raytee, a former division of the Company.

         The Company has made five principal payments of $20,000 each in August 1996, 1997, 1998, 1999 and 2000. Payments of $20,000 plus fixed interest are due each successive August with the last payment due August 2000.

         On August 28, 2001, the EPA assessed the Company an additional and final claim of $270,000. The Company is in the process of negotiating the reduction of this assessment. Accordingly, as of June 30, 2001, the Company believes its reserve of $120,000 is adequate to cover this final claim.

         Litigation Reserve - The Company has established a reserve for expected litigation costs in connection with the settlement of certain outstanding liabilities. The Company believes that the $200,000 reserve at June 30, 2001 is sufficient to cover potential litigation expenses.


9.       EARNINGS (LOSS) PER SHARE

         The following data show the amounts used in computing earnings per share for the years ended June 30, 2001, 2000, 1999:

                                                                               2001                2000             1999
                                                                         -------------       -------------    -------------
         Income (loss) available to common stockholders - basic and
          diluted                                                        $   (229,593)       $    (72,249)    $     118,734

         Weighted average number of common shares used in basic EPS          5,350,798           5,367,838        5,520,176
         Effect of dilutive securities - stock options                         301,875             797,086          851,643
                                                                         -------------       -------------    -------------

         Weighted average number of common shares and dilutive
           potential common stock used in diluted EPS                        5,652,673           6,164,924        6,371,819
                                                                         =============       =============    =============

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000

10.      PROVISION (BENEFIT) FOR INCOME TAXES

         Provision (benefit) for income taxes at June 30, 2001, 2000 and 1999 consists of the following:

                                           Federal               State           Total
                                       -------------       -------------    -------------
                 2001
                      Current          $           -       $         800    $         800
                      Deferred               188,855              (7,841)         181,014
                 2000
                      Current          $           -       $         800    $         800
                      Deferred               (26,288)             (7,350)         (33,638)

                 1999
                      Current          $       4,347       $       2,109    $       6,456
                      Deferred               (57,859)            (20,317)         (78,176)

         At June 30, 2001, the deferred portion of provision for taxes has increased from prior years due to tax credits of $193,827 that expired at June 30, 2000. Since these tax credits are no longer available to offset any future taxable income, provision for taxes at June 30, 2001 has been increased accordingly.

         A reconciliation of the Federal and State statutory tax rate and the effective tax rate is as follows:
                                                                               2001               2000            1999
                                                                         -------------       -------------    -------------
                 Statutory Federal and State tax rate                          1.0%             (23.4)%             4.5%
                 Expiration (utilization) of net operating loss and
                      tax credits                                             246.4               -                (9.2)
                 Tax increase (decrease) on beginning cumulative
                      temporary differences                                   (2.0)               1.7            (121.3)
                 Other, net                                                  (15.3)              (9.5)            (26.5)
                                                                         -------------       -------------    -------------

                 Effective income tax rate                                     230.1%           (31.2)%          (152.5)%
                                                                         =============       =============    =============

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets
         and liabilities consist of the following:
                                                                                2001                2000             1999
                                                                         -------------       -------------    -------------

                 Deferred tax assets:
                    Net operating loss                                   $     215,465       $     175,870    $           -
                    Accrued expenses                                           226,447             218,967          193,916

                 Deferred tax liabilities:
                    Depreciation tax basis of property and equipment     $      19,205       $      25,338    $      29,834

                                                    GC International, Inc
                                         Schedule V - Property, Plant and Equipment
                                      For the Years Ended June 30, 2001, 2000 and 1999


                                                           Additions
                                          Balance at       charged to
                                          Beginning of     Costs and                          Other Changes     Balance at End
                                          Period           Expenses         Retirements       Add Deduct        of Period
                                          -----------  ---------------    ----------------   --------------    ----------------
Year Ended June 30, 2001
------------------------
      Machinery and Equipment        $     1,168,261  $        88,670  $        -        $          (131)  $      1,256,800
      Office Equipment                                          1,555          (13,501)              (35)           108,571
                                             120,552
      Automobiles and Trucks                 127,609         -                -                   -                 127,609
      Leasehold improvements                 180,507         -                -                   -                 180,507
      Idle Assets                             86,742                -                 -                 -            86,742
                                        -------------     ------------     -------------     -------------     -------------
         Total                       $     1,683,671  $        90,225  $       (13,501)  $          (166)  $      1,760,229

Year Ended June 30, 2000
------------------------
      Machinery and Equipment        $     1,166,594  $         4,252  $        (2,585)  $        -        $      1,168,261
      Office Equipment                       107,185           23,579          (10,212)           -                 120,552
      Automobiles and Trucks                 127,609           -                -                 -                 127,609
      Leasehold Improvements                 180,507           -                -                 -                 180,507
      Idle Assets                             86,742           -                -                 -                  86,742
                                        -------------     ------------     -------------     -------------     -------------
         Total                       $     1,668,637  $        27,831  $       (12,797)  $              -  $      1,683,671

Year Ended June 30, 1999
------------------------
      Machinery and Equipment        $     1,036,186  $       130,408  $        -        $        -        $      1,166,594
      Office Equipment                       103,376            3,809           -                 -                 107,185
      Automobiles and Trucks                 157,610            9,928          (39,929)           -                 127,609
      Leasehold improvements                 180,507                -                 -           -                 180,507
      Idle Assets                             86,742                -                 -           -                  86,742
                                        -------------     ------------     -------------     -------------     -------------
        Total                        $     1,564,421  $       144,145  $       (39,929)  $              -  $      1,668,637


The accompanying notes are an integral part of these financial statements.

                                                    GC International, Inc.
                              Schedule VI - Accumulated Depreciation, Depletion and Amortization
                                               of Property, Plant and Equipment
                                       For the Years Ended June 30, 2001, 2000 and 1999

                                                          Additions
                                          Balance at      charged to                         Other            Balance at
                                          Beginning of    Costs and                          changes          End of
                                          Period          Expenses         Retirements       Add Deduct       Period
                                          ------------    -----------      -----------       ----------       ----------
Year Ended June 30 2001
-----------------------
      Machinery and equipment              813,904          95,677                                              909,581
      Office Equipment                      81,786          11,928         (13,501)                              80,213
      Automobiles and trucks                89,537          25,191                                              114,728
      Leasehold improvements               165,456           2,543                                              167,999
      Idle Assets                           84,625                                                               84,625
                                            ------                                                               ------
           Total                         1,235,308         135,339          (13,501)              -           1,357,146
                                         =========         =======          =======           =========       =========

Year Ended June 30 2000
-----------------------
      Machinery and equipment              730,803          85,686          (2,585)                             813,904
      Office Equipment                      81,153          10,335          (9,702)                              81,786
      Automobiles and trucks                61,037          28,500                                               89,537
      Leasehold improvements               162,913           2,543                                              165,456
      Idle Assets                           84,625               -                                               84,625
                                            ------                                                               ------
           Total                         1,120,531         127,065          (12,287)              -           1,235,308
                                         =========         =======          =======           =========       =========
                                                                                                                   0.00
Year Ended June 30 1999
      Machinery and equipment              628,713         102,090                                              730,803
      Office Equipment                      72,282           8,871                                               81,153
      Automobiles and trucks                74,120          26,846         (39,929)                              61,037
      Leasehold improvements               159,430           3,483                                              162,913
      Idle Assets                           84,625               -                                               84,625
                                            ------                                                               ------
           Total                         1,019,170         141,290          (39,929)              -           1,120,531
                                         =========         =======          =======           =========       =========


The accompanying notes are an integral part of these financial statements.

                                                   GC International, Inc.
                               Schedule VIII- Valuation and Qualifying Accounts and Reserves
                                      For the Years ended June 30, 2001, 2000 and 1999

                             Balance at        Charged to       Charged to
                              Beginning        Costs and           other            Other          Balance at
                               of Year          Expenses         Accounts          Charges         End of Year
                               -------          --------         --------          -------         -----------
2001 Allowance for             $ 5,538                          $        -         $     -           $ 5,538
doubtful accounts

2000 Allowance for               5,133              405                 -                -             5,538
doubtful accounts

1999 Allowance for               6,464           21,659           (22,990)               -             5,133
doubtful accounts

The accompanying notes are an integral part of these financial statements.

                                              GC International, Inc.
                                         Schedule IX-Short-Term Borrowings
                                 For the Years Ended June 30, 2001, 2000, and 1999

                                                            Average           Weighted
Category                                                    Amount            Amount             Average
Aggregate               Balance         Maximum             Outstanding       Outstanding        Interest
Short-term              At End of       Weighted Average    During the        During the         During the
Borrowings              Period          Interest Rate       Period            Period (1)         Period (2)
----------              ------          -------------       ------            ----------         ----------
Year ended June            $-                $-                $-                 $-                 $-
30,2001
Amounts Payable to:
Banks for Borrowings

Year ended June            $-                $-                $-                 $-                 $-
30,2000
Amounts Payable to:
Banks for borrowing

Year ended June            $-                $-                $-                 $-                 $-
30,1999
Amounts Payable to:
Banks for borrowing

------------------------


(1) The average amount of the short-term borrowings is determined by using the average daily balances divided by 365.

(2) The weighted average interest rate is computed by dividing total interest expense by the average short-term borrowings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     GC International, Inc.
                                                              (Registrant)



Date: October 9, 20001                      By:      F. Willard Griffith II
---------------------                       ---------------------------------
                                                     F. Willard Griffith II
                                                     Chairman and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: October 9, 2001                       By:  F. Willard Griffith II
---------------------                       ---------------------------------
                                                 F. Willard Griffith II
                                                 Principal Executive Officer
                                                 and Principal Financial Officer



Date: October 9, 2001                       By:  Richard R. Carlson
---------------------                       ---------------------------------
                                                 Richard R. Carlson
                                                 Director and President




Date: October 9, 2001                       By:  Carol Q. Griffith
---------------------                       ---------------------------------
                                                 Carol Q. Griffith
                                                 Director



Date: October 9, 2001                       By: Carol J. Carlson
---------------------                       ---------------------------------
                                                Carol J. Carlson
                                                Director