Form 10-Q
period 2001-09-30
GC INTERNATIONAL INC /CA
filed 2001-11-13
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     (Mark One)

        _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 2001
                                               ------------------
                                       OR

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _____________ to ______________


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


Registrant's Telephone Number, including Area Code (650) 322-8449
                 ----------------------------------------------

                                      N/A
                 ----------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


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

                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION:
-------   ----------------------

    Item 1.     Financial Statements

                Unaudited Condensed Balance Sheets
                 September 30, 2001 and June 30, 2001 .......................1


                Unaudited Condensed Statements of Operations
                 Three months ended September 30, 2001 and
                 September 30, 2000 .........................................2

                Unaudited Statements of Cash Flows for the
                 Three months Ended September 30, 2001 and
                 September 30, 2000 .........................................3

                Notes to Unaudited Condensed Financial Statements
                 Ended September 30, 2001 and September 30, 2000 ............4


     Item 2.    Management's Discussion and Analysis
                 of Financial Condition & Results of Operation ..............4



PART II.   OTHER INFORMATION:
--------   ------------------

     Item 1.    Legal Proceedings ...........................................5


     Item 2.    Changes in Securities .......................................5

     Item 3.    Defaults Upon Senior Securities .............................5

     Item 4.    Submission of Matters to a Vote
                 of Security Holders ........................................5

     Item 5.    Other Information ...........................................5

     Item 6.    Exhibits & Reports on Form 8-K ..............................5


                Signatures ..................................................6

                             GC INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                     Unaudited
                                                    September 30     June 30
                                                        2001           2001
                                                    -----------    -----------
ASSETS
Current Assets
       Cash                                         $   151,644    $   154,013
       Accounts receivable, net of                      613,449        781,052
         Allowance for doubtful accounts of $7,832
         at September 30 and $7,832 at June 30

       Inventories                                      315,320        386,211
       Prepaid expenses                                  26,854          9,247
       Deferred tax benefit                              10,693         10,693
                                                    -----------    -----------
              Total current assets                    1,177,960      1,341,217

       Property and equipment, net                      419,699        403,084

       Deposits & deferred expenses                      38,534         41,210

       Deferred tax benefit                             196,544        196,549
                                                    -----------    -----------

               Total assets                         $ 1,832,742    $ 1,982,060
                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
       Accounts payable                             $   175,190    $   237,771
       Accrued expenses                                 556,968        574,353
       Notes payable                                    228,655        228,992
                                                    -----------    -----------

           Total current liabilities                    960,813      1,041,115



Other Liabilities:
       Notes payable, net of current portion            135,038        113,482
       Other long term debt                             320,000        320,000

Stockholders' equity:
       Common stock, without par value                1,759,149      1,759,149
       Accumulated deficit                           (1,342,258)    (1,251,686)
                                                    -----------    -----------

           Net stockholders' equity                     416,890        507,463

           Total Liabilities and
              Stock Holders Equity                  $ 1,832,742    $ 1,982,060
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                         3 Months Ended
                                            ----------------------------------------
                                            September 30, 2001    September 30, 2000
                                                (Unaudited)           (Unaudited)
                                            ------------------    ------------------
Net sales                                       $ 1,118,340         $ 1,265,801

Cost of sales                                       810,019             948,645
                                                -----------         -----------

Gross profit                                        306,321             317,155

Operating expenses:
       Selling                                       67,789              56,009
       General & Administrative                     325,013             330,092
                                                -----------         -----------

Income (loss) from operations                       (84,481)            (68,945)

Other income (expense)
       Interest, net                                 (2,495)             (2,072)
       Other                                         (3,596)             (5,419)
                                                -----------         -----------

Income before income taxes                          (90,573)            (76,437)

Provision for income taxes                             --                  --
                                                -----------         -----------

Net Income (loss)                               $   (90,573)        $   (76,437)
                                                ===========         ===========

Earnings per common share
       Primary and Fully diluted
       Income from continuing operations        $      (.02)        $      (.01)

Weighted average shares outstanding
       Primary                                    5,350,798           5,350,798
       Fully diluted                              5,350,798           5,350,798

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                        September 30    June 30
                                                            2001         2001
                                                         ---------    ----------
Cash flows from operating activities:
Net income                                               $ (90,573)   $(259,675)
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                        30,284      135,338
       Gain on sale of property, plant & equipment            --           --


Adjustments to cash from operations:
       Accounts Receivables       (incr) decr              (167,603)    (232,654)
       Inventory                  (incr) decr                10,891     (169,752)
       Accrued payable             incr (decr)              (67,140)     155,794
       Accrued liabilities         incr (decr)              (12,825)     (59,814)
       Income taxes payable        incr (decr)                 --           --
       Reserve liability           incr (decr)                 --           --
       Deferred tax               (incr)(decr)                 --       (180,214)
       Prepaid expenses           (incr)(decr)              (17,607)        (987)
       Other assets & deposits    (incr)(decr)                2,676       (2,550)
                                                          ---------    ---------

       Net cash provided by operating activities           (23,310)     (90,518)

Cash flows from investing activities:
       Purchase of property, plant & equipment             (46,889)     (90,059)
                                                         ---------    ---------

       Net cash provided by investing activities           (46,889)     (90,059)

Cash flows from financing activities:
       Payments on long term debt                          (15,925)    (107,650)
       New long term borrowings                             37,144       88,185
       Net cash provided by investing activities            21,220      (19,465)

Increase(decrease)in cash and cash equivalents              (2,369)     (19,006)

Cash at beginning of period                                154,013      173,019
                                                         ---------    ---------

Cash at end of period                                    $ 151,644    $ 154,013
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The market for The Company's Products has declined significantly and continues to decline after the September 11 Attack. How much further a decline will occur is completely unknown. See "Factors Affecting Future Results". The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 2001 and June 30, 2001, and the results of it's operation for the three months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                          September 30           September 30
                                              2001                   2000
                                            --------               --------
              Raw materials                 $ 71,419               $ 58,935
              Work in process                303,901                406,935
                                             -------                -------

                     Total                  $375,200               $465,870
                                             =======                =======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of September 30, 2001, the Company's cash position was $151,644 and working capital was $217,147, compared to cash of $114,651 and working capital of $263,302 in the prior period. The working capital declined during the quarter as a result of current quarter losses. The continuing losses are a result of the current recession. Management believes that these funds and cash flow from operations are marginal to fund ongoing operations unless profitability can be attained soon. There is no assurance that these funds will prove adequate if the Company is unable to attain positive cash flow from operations in the future. See "Factors affecting future results".

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

Factors Affecting Future Results
--------------------------------
The Company must make payments to certain creditors in accordance with the Company's 1991 Plan of Reorganization. The total of the non-interest bearing notes, at September 30, 2001 was $149,365 compared to $161,365 at September 30, 2000.

The Company settled an interim claim with the EPA for $100,000 plus interest for a Superfund Site cleanup in connection with waste generated in the 1970's by a former division. The Company made the final payment of $20,000 in August 2000. In September, 2001 EPA requested that the Company pay $270,000 for the final remediation. However, the EPA also offered to consider re-evaluating this position on a financial analysis of the Company's ability to pay. This analysis is underway at September 30. The Company believes that its liability reserves of a total of $320,000 for future liability is adequate to cover the EPA and other potential settlements. However, there is no guarantee that the Company will be able to settle the claim on terms that are satisfactory. The Company has taken steps to reduce payroll, defer salaries and expenses in order to reduce the negative cash flow.

Results of Operations
---------------------
Comparison of three months ended September 30, 2001, and September 30, 2000.

The Company's sales for the three months ending September 30, 2001, decreased $147,460 or 11.6% over the comparable period of the prior year. The Company believes that the current recession has caused a marked decline in the Company's markets.

The backlog which was approximately $988,632 at June 30,2001 decreased significantly and at September 30, 2001 was approximately $819,300.due to the recession. The backlog was $1,370,631 at September 30,2000. This decline indicates the depth of the recession.

Fortunately, the cost of sales decreased to 72.4% compared to 74.9% in the prior year period. However, the loss for the quarter was $90,573 or 8.1% compared to a loss of $76,437 or 6.0% for the prior year. The lower volume of revenues did not support the fixed costs.

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


                                          GC International, Inc.
                                          ----------------------
                                               (Registrant)


 November 12, 2001                   /s/  F. Willard Griffith II
---------------------                     -----------------------------
     Date                                 F. Willard Griffith II
                                          Chairman, Chief Executive Officer and
                                          Chief Financial Officer