Form 10-Q
period 2001-12-31
GC INTERNATIONAL INC /CA
filed 2002-02-19
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
-----     EXCHANGE AT OF 1934


For the quarterly period ended             December 31, 2001
                                -----------------------------------------------

                                       OR

----- TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                                ----------------    -------------------

                        Commission file number 000-17259
                                               ---------


                             GC INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                     94-2278595
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer Identification no.)
incorporation or organization)

                     156 BURNS AVENUE, ATHERTON CALIFORNIA        94027
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)


Registrant's Telephone Number, including Area Code        (650) 322-8449
                                                        -------------------
                                      N / A
--------------------------------------------------------------------------------
                 Former name, former address and former fiscal
                       year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X        No
                                                   -----          -----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all document and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes         No
                          ------     --------

                     APPLICABLE ONLY TO CORPORATE ISSUEERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,350,798.

                             GC INTERNATIONAL, INC.
                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:
-------------------------------

Item 1.  Financial Statements

           Unaudited Condensed Balance Sheets
               December 31, 2001 and June 30, 2001..........................1


           Unaudited Condensed Statements of Operations
           Three and six months ended December 31, 2001
               and December 31, 2000........................................2

                 Unaudited Statements of Cash Flows for the six months
                   Ended December 31, 2001 and December 31, 2000............3

                 Notes to Unaudited Condensed Financial Statements
                   Ended December 31, 2001 and December 31, 2000............4



Item 2.  Management's Discussion and Analysis of
                   Financial Condition & Results of Operation...............4



PART II. OTHER INFORMATION:
---------------------------

Item 1.  Legal Proceedings..................................................6


         Item 2.      Changes in Securities.................................6

         Item 3.      Defaults Upon Senior Securities.......................6


         Item 4.      Submission of Matters to a Vote
                       of Security Holders..................................6

         Item 5.      Other Information.....................................6


         Item 6.      Exhibits & Reports on Form 8-K........................6


                      Signatures .......................................... 7

                             GC INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                December 31, 2001  June 30, 2001
                                                     Unaudited
                                                -----------------  -------------
ASSETS
Current Assets
  Cash                                                $   144,142    $   154,013
  Accounts receivable, net of
  Allowance for doubtful accounts                         425,469        781,052
  Of $27,832 at December 31 and
   $5,538 at June 30, 2000
  Inventories                                             377,138        386,211
  Prepaid expenses                                         13,125          9,247
  Prepaid income tax                                         --             --
  Deferred tax benefit                                     10,693         10,693
                                                      -----------    -----------

              Total current assets                        970,567      1,341,217

       Property and equipment, net                        386,882        403,084
       Deposits & deferred expenses                        40,456         41,210
       Deferred tax benefit                               196,549        196,549
                                                      -----------    -----------

               Total assets                           $ 1,594,454    $ 1,982,060
                                                      ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
       Accounts payable                               $   111,006    $   237,771
       Accrued expenses                                   666,031        574,353
       Income taxes payable                                  --             --
       Notes payable                                      133,135        228,992
                                                      -----------    -----------

           Total current liabilities                      910,173      1,041,115

Other Liabilities:
       Notes payable, net of current portion              216,964        113,482
       Other long term debt                               320,000

Stockholders' equity:
       Common stock, without par value                  1,759,135      1,759,149
       Accumulated deficit                             (1,291,816)    (1,251,686)
                                                      -----------    -----------

           Net stockholders' equity                       467,318        507,463
           Total Liabilities and
              Stock Holders Equity                    $ 1,594,454    $ 1,982,060
                                                      ===========    ===========


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                             3 Months Ended               6 Months Ended
                                      --------------------------   --------------------------
                                         12/31/01       12/31/00      12/31/01       12/31/00
                                               (Unaudited)                   (Unaudited)
                                      --------------------------   --------------------------
Net sales                             $   824,513    $ 1,370,163   $ 1,942,853    $ 2,635,964
Cost of sales                             667,033        922,742     1,477,052      1,871,387
                                      -----------    -----------   -----------    -----------

Gross profit                              157,480        447,421       465,801        764,577

Operating expenses:
  Selling                                  51,155         50,971       118,944        106,980
  General & Admin                         347,831        319,117       672,844        649,209
                                      -----------    -----------   -----------    -----------

Income (loss)from operations             (241,506)        77,333      (325,987)         8,388


Other income (expense)
  Other Net                              (284,728)        33,924      (281,132)        39,344
  Interest Net                             (8,020)         2,356        (5,524)         4,428
                                      -----------    -----------   -----------    -----------

Income (loss) before
  income taxes                             51,242         41,053       (39,331)       (35,384)


Provision for income taxes                    800            800           800           --
                                      -----------    -----------   -----------    -----------

Net income (loss)                     $    50,442    $    40,253   $   (40,131)   $   (36,184)
                                      ===========    ===========   ===========    ===========


Earnings per common share
  Primary and Fully diluted           $      0.01    $      0.01   $     (0.01)   $     (0.01)

Weighted average shares outstanding
  Primary                               5,423,191      5,423,191     5,423,191      5,423,191
  Fully diluted                         5,423,191      5,423,191     5,423,191      5,423,191


The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                6 Months Ended
                                                     -----------------------------------
                                                     December 31, 2001  December 31,2000
                                                       (Unaudited)          (Unaudited)
                                                       -----------          -----------
Cash flows from operating activities:
-------------------------------------
Net income                                                    $ (40,145)   $ (36,184)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                63,101       68,360
    Reserves transfer to income (non-cash)                     -294,686         --

Adjustments to cash from operations:
------------------------------------
    Accounts Receivable    (incr)decr                           335,583     (220,992)
    Inventory              (incr)decr                             9,073       81,592
    Accrued payable         incr(decr)                         (126,764)     196,793
    Accrued liabilities     incr(decr)                           91.678      (68,171)
    Prepaid income taxes
    Reserve liability      (incr)decr                              --           --
    Prepaid expenses       (incr)decr                            (3,877)     (28,946)
    Other assets & deposits                                         754       (3,886)
                                                              ---------    ---------

      Net cash provided by operating activities                  34,717      (11,434)

Cash flows from investing activities:
-------------------------------------
      Purchase of property, plant & equipment                   (46,899)     (90,225)
      Proceeds from sale of property, plant
        & equipment                                                --           --
                                                              ---------    ---------

      Net cash provided (used) by
        investing activities                                    (46,899)     (90,225)

Cash flows from financing activities:
-------------------------------------
      Payments on short term borrowings                          (1,277)      (9,276)
      Payments on long term debt                                  3,589      (11,712)
      Re-purchase of common stock                                48,040
      New long term borrowings                                     --           --
                                                              ---------    ---------

       Net cash provided by financing activities                  2,312       27,052
                                                              ---------    ---------

Increase (decrease) in cash and cash equivalents                 (9,871)     (74,607)
    Cash at beginning of period                                 154,013      173,019
                                                              ---------    ---------
Cash at end of period                                         $ 144,142    $  98,412
                                                              =========    =========

The accompanying notes are an integral part of these financial statements.

                             GC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
Note 1
------
The financial statements included herein have been prepared by GC International, Inc., ("GCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of December 31, 2001, and December 31, 2000, and the results of it's operations for the three and six months ended December 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange commission, although the Company believes that it's disclosure in such financial statements is adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results of the full year.

Note 2
------
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                          December 31            December 31
                                                 2001                   2000
                                                 ----                   ----

                Raw materials                 $55,357               $ 77,495
                Work in process               321,781                396,877
                                              -------                -------

                       Total                 $377,138               $474,372
                                             ========               ========

Inventories decreased at the end of December 2001 due to the effects of the recession and a reduced need for inventory.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of December 31st 2001, the Company's cash position was $144,142 and working capital declined to $60,394, compared to cash of $98,000 and working capital of $314,354 in the prior period. The working capital declined during the quarter as a result of current quarter losses. The continuing losses are a direct result of the current recession and the downturn in business resulting from Sept. 11 attacks. Management believes that these funds and cash flow from operations are marginal to fund ongoing operations unless profitability or cash flow breakeven can be attained soon. The Company is reducing expenses wherever possible, including reduction in force and salaries and is reviewing all fixed operating expenses for potential reductions. There is no assurance that these funds will prove adequate if the Company is unable to attain positive cash flow from operations in the future. See "Factors affecting future results".

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

Factors Affecting Future Results
--------------------------------
The Company settled the final claim with the EPA for a total of $149,839.95 including interest, payable in three equal annual payments of $49,946.65 for a Superfund site cleanup in connection with waste generated in the 1970's by former division. The Company had total reserves of $320,000 for this liability.

The Company wrote off old debt owed by the Company to certain creditors who are out of business or have been unable to be located since 1991.

The net result is a onetime increase in other income at the December 31st 2001 of $288,685.88. Unfortunately, this is only a paper profit and does not result in any increase in cash.

The Company has taken steps to reduce payroll, defer salaries and expenses in order to reduce the negative cash flow.


Results of Operations
---------------------
Comparison of six and three months ended the December 31st 2001 and December 31st 2000. The Company's sales for the six-month period decreased $693,111 or 26.3% as compared to the prior year and for the three month ending December 31st 2001, sales decreased $545,650 or 39.8%. This drop in sales is dramatic proof of the effect of the Sept. 11 attacks. In addition the backlog of orders suffered a decline of 32.1 percent due to the attack and recession. For comparison purposes the backlog was $1,370,631 at September 30th 2000 and was only approximately $670,000 at December 31, 2001. This decline in backlog really points up the depth of the current recession as it affects the Company's products.

The cost of sales increased to 76% compared to 72.4% in the prior year. Operating losses for the six-month period widened to $325,987 or 16.8% as compared to a profit of $8,388 for the prior year. The losses and increased costs are a direct result of the precipitous drop in sales.

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


  February 19, 2002                  F. Willard Griffith II
-------------------                  -------------------------------------
     Date                            F. Willard Griffith II
                                     Chairman, Chief Executive Officer and
                                     Chief Financial Officer