Form 10-K/A
period 2001-06-30
GC INTERNATIONAL INC /CA
filed 2002-05-13
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-K/A

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

                             GC INTERNATIONAL, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                         94-2278595
- -----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


     156 Burns Avenue, Atherton, California               94027
     -------------------------------------------     ----------------
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

General
- -------

GC International, Inc. (the "Company") manufactures metal products, primarily for inclusion in products sold by electronics, computer and aerospace companies and for the production of audio recording master discs.

Description of Business
- -----------------------

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


However, shipments have decreased dramatically in September and are not forecast
--------------------------------------------------------------------------------
to be more than the low $300,000's for the next three months. Thus the Company
--------------------------------------------------------------------------------
has experienced a decline of approximately 30% in volume.
-----------------------------------------------------------

A. L. Johnson ("ALJ") Division
- ------------------------------

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


Apollo Masters Division ("Apollo")
- ----------------------------------

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


Sales and Marketing
- -------------------

The Company markets ALJ castings through a Sales Manager,one salesman or employee and several of independent sales representatives. ALJ may, from time to time, pay commissions to other independent sales representatives on a per customer order basis. Apollo does not have direct salesmen, and contracts with independent sales representatives and distributors.

Major Customers Over 10%
- ------------------------

Two customers accounted for approximately 29.4% of consolidated sales in 2001.


Foreign Sales
- -------------

Approximately 50% of Apollo's sales are to foreign markets, and such sales in 2001 represented approximately 12% of GC's consolidated sales. ALJ has no material foreign sales.


Competition
- -----------

ALJ competes in the U.S. on the basis of quality, delivery and price in markets where there are substantial numbers of competitors offering similar products and services, and many of these competitors are larger than ALJ. Apollo competes in a world wide market where the Company believes there is only one U.S. competitor and one Japanese competitor.


Employees
- ---------

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

Bankruptcy Filing and Discharge from Chapter 11
- -----------------------------------------------

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

EPA Claim for OII Superfund Site Cleanup
- ----------------------------------------

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

Unlawful Termination Claim
- --------------------------

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


Market Information
- ------------------

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

Common Shares
- -------------
                2001                    2000                    1999
                ----                    ----                    ----
         1st  2nd  3rd  4th      1st  2nd  3rd  4th       1st  2nd  3rd  4th

Bid     $.07 $.11 $.08 $.06     $.09 $.14 $.19 $.13      $.25  $.18 $.23 $.10
Asked   $.15 $.14 $.14 $.10      N/A  N/A  N/A  N/A      $.375 $.25 $.30 $.16



Holders
- -------

The number of holders of record of the Company's common stock as of June 2001, were approximately 125.


Dividend Policy
- ---------------

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

                             Selected Financial Data
                               Year ended June 30

Statement of Operations Data    2001           2000           1999          1998          1997
- ----------------------------    ----           ----           ----          ----          ----
   Net Sales               $ 5,216,545    $ 4,882,168    $ 5,207,664   $ 5,590,336   $ 5,406,840
   Gross Profit              1,551,932      1,552,533      1,764,904     1,925,919     1,774,430
   Selling & Admin           1,564,744      1,560,892      1,588,515     1,390,280     1,313,091
   Income (loss) from
     Operations                 (9,812)        (8,359)       176,389       535,639       461,339
   Net Income (loss) per          (.05)   $     (0.01)   $      0.02   $      0.07   $      0.04
     share

Balance Sheet Data
- ------------------
   Working Capital         $   300,101    $   339,960    $   403,600   $   383,644   $   142,671
   Total Assets              1,982,060      2,165,220      2,324,812     2,340,293     2,312,944
   Long Term Debt              433,482        433,063        501,194       492,725       466,307
   Net Stockholders        $   507,463    $   767,138    $   850,245   $   753,094   $   391,140
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

Liquidity and Capital Resources
- -------------------------------

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


Capital Equipment Requirements and Equipment Leases
- ---------------------------------------------------

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

Results of Operations
- ---------------------

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



Comparison of Fiscal year ended June 30, 2001 and June 30, 2000
- ---------------------------------------------------------------

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


Comparison of Fiscal Year ended June 30, 2000, and June 30, 1999
- ----------------------------------------------------------------

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


Comparison of Fiscal year ended June 30, 1999, and June 30, 1998
- ----------------------------------------------------------------

In 1999, the Company's sales decreased by $382,702 or 6.8% over 1998.

During 1999, the Company's cost of sales remained constant at 66%. However, sales increased by 6% as The Company began to increase sales support to the sales representative. As a result, net income from operations decreased from $535,639 in 1998 to $176,389 in 1999.


Factors Affecting Future Results
- --------------------------------

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

However, shipments have decreased dramatically in September and are not forecast
--------------------------------------------------------------------------------
to be more than the low $300,000's for the next three months. Thus the Company
- ------------------------------------------------------------------------------
has experienced a decline of approximately 30% in volume. The Company has also
- ------------------------------------------------------------------------------
noted that other casting operations have already ceased. However, ALJ has, in
- -----------------------------------------------------------------------------
the past, been able to survive the recessions. Of course there is no guarantee
- ------------------------------------------------------------------------------
that it will be able to do so in the futures.
- ---------------------------------------------

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

Item 11.  Executive Compensation
         -----------------------

Executive Compensation

The remuneration of each of the five most highly compensated executive officers and directors of GC whose cash and cash-equivalent remuneration exceeded $100,000 and of all directors and officers of GC as a group for services in all capacities to GC during the fiscal year ended June 30, 2001, was as follows:


                                                       SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                         Long - Term Compensation
                                      ---------------------------------------   ------------------------------------------------
                                                                 Accruals        Awards                              Payouts
                                                                 --------        ------                              -------
Name & Principal Position  Year       Salary          Bonus       Other       Restricted                            All Other
                           Paid        Paid                    Compensation     Stock     Options        LTIP     Compensa-tions
                                                                   ($)          Awards    Sales ($)    Payments
                                                                                 ($)                      ($)
------------------------- -------   ----------     ---------- ---------------- --------------- ---------- ----------- -----------
                                                        (1)          (2)                                                  (3)
F. Willard Griffith II     2001       299,823           300       10,000       - 0 -       - 0 -         - 0 -         32,000
Chairman & CEO             2000       291,633           300       10,000       - 0 -       - 0 -         - 0 -         43,000
                           1999       274,194           300       17,102       - 0 -       - 0 -         - 0 -         55,000
                           1998       215,696        10,300       36,470       - 0 -       - 0 -         - 0 -          - 0 -

Richard R. Carlson         2001       291,633           300       10,000       - 0 -       - 0 -         - 0 -         30,000
President & COO            2000       291,633           300       10,000       - 0 -       - 0 -         - 0 -         43,000
                           1999       274,194           300       17,102       - 0 -       - 0 -         - 0 -         55,000
                           1998       215,696        10,300       36,470       - 0 -       - 0 -         - 0 -          - 0 -

Michael Shoemaker          2001       131,721         5,300       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -
President & General Mgr    2000       131,721         2,800       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -
ALJ Division               1999       125,744         5,300       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -
                           1998       114,054         7,500       - 0 -        - 0 -       - 0 -         - 0 -          - 0 -

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

                                       10

The Company has not included in the table above the value of incidental personal perquisites furnished by the Company to its executive officers, since such incidental personal value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonuses reported for the named executive officers in the table above.

Directors' Compensation
- -----------------------

Directors of the Company do not receive any compensation for performing their duties as directors.


Employee Cash Bonus
- -------------------

The Company paid a Christmas bonus to all employees in 2001 totaling approximately $20,800 and expects to pay a Christmas bonus in 2002, in addition to the Company's contribution to the 401K Plan.


Employment Contracts
- --------------------

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

1998 Stock Option Plan
- ----------------------

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


401K Retirement Plan
- --------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth certain information regarding GC's Common Stock owned on August 31, 2001 (I) by each person or entity who is known by GC to own beneficially more than five percent of GC's Common Stock. (ii) by each of GC's directors and (iii) by all directors and officers of GC as a group:

                      Name                                Amount
Title of          and Address                          and Nature of       Percent
 Class           of Beneficial                           Beneficial        of Class
                     Owner                               Ownership
- --------          -----------                          -------------       -------

Common       The Griffith Family Trust (1)(3)(5)         1,554,950           28.70%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       Carol Q. Griffith  (5)                         16,279             .30%
             c/o GC International, Inc.
             4671 Calle Carga, Camarillo, CA 93012

Common       JASCAT LTD (5)(2)(3)                        1,549,150           28.59%

             c/o GC International, Inc.,
             4671 Calle Carga, Camarillo, CA 93012

All officers and directors as a group(3)(4)              3,120,379
  (6 persons)

- ------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section
- ----------------------------------------------------------------------------
16(a) of the Exchange Act requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and report changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish the Company with copies of all 16(a) forms they file. The Company is aware of the following filings and transactions that were not reported timely during the last completed fiscal year.

                    Name                    Number of Late Reports
                    ----                    ----------------------
         Jascat Ltd. R. R. Carlson G.P.              1


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Certain Transactions
- --------------------

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



Pasadena, California
September 13, 2001, except as to notes 8, 10 and 11, which are as of May 6, 2002

GC INTERNATIONAL, INC.
BALANCE SHEETS

June 30, 2001 and 2000

                                                                        June 30, 2001           June 30, 2000
                                                                    -------------------     ---------------------
ASSETS
Current Assets
      Cash                                                          $          154,013      $           173,019
      Accounts receivable, net of allowance for doubtful accounts
           of $7,832 in 2001 and $5,538 in 2000                                775,359                  548,399
      Accounts receivable - other                                                5,694                        -
      Inventories (notes 2 and 3)                                              386,211                  555,963
      Prepaid expenses                                                           9,247                    8,260
      Deferred tax benefit                                                      10,693                   19,338
                                                                      -----------------       ------------------

            Total current assets                                             1,341,217                1,304,979

      Property and equipment (notes 2 and 4)                                   403,084                  448,363

Other assets
      Deposits and deferred expenses                                            41,210                   43,760
      Deferred tax benefit                                                     196,549                  368,118
                                                                      -----------------       ------------------

            Total other assets                                                 237,759                  411,878
                                                                      -----------------       ------------------

      Total Assets                                                  $        1,982,060      $         2,165,220
                                                                      =================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                              $          231,379      $           123,604
      Accrued expenses                                                         580,744                  592,539
      Notes payable (note 5)                                                   228,992                  248,876
                                                                      -----------------       ------------------

                                                                             1,041,115                  965,019
Other liabilities
      Notes payable, net of current portion (note 5)                           113,482                  113,063
      Liability reserve (notes 2 and 8)                                        120,000                  120,000
      Litigation reserve (note 8)                                              200,000                  200,000
                                                                      -----------------       ------------------

            Total other liabilities                                            433,482                  433,063
                                                                      -----------------       ------------------

            Total liabilities                                                1,474,597                1,398,082

Commitments and contingencies (note 8)

Stockholders' equity
      Common stock, no par value, 30,000,000 shares authorized,
           5,350,798 shares issued and outstanding in 2001 and 2000          1,759,149                1,759,149
      Retained earnings                                                     (1,251,686)                (992,011)
                                                                      -----------------       ------------------

            Total stockholders' equity                                         507,463                  767,138
                                                                      -----------------       ------------------

      Total Liabilities And Stockholders' Equity                    $        1,982,060      $         2,165,220
                                                                      =================       ==================

GC INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2001, 2000 and 1999

                                                          2001                   2000                   1999
                                                  ----------------        ---------------       ----------------
Net sales                                       $       5,216,544       $      4,882,168      $       5,207,664

Cost of sales                                           3,664,612              3,329,635              3,442,760
                                                  ----------------        ---------------       ----------------

Gross profit                                            1,551,932              1,552,533              1,764,904


Other income (expense)
      Interest, net                                        (6,833)                (6,597)                (8,164)
      Other                                               (62,016)               (90,131)              (121,211)
                                                  ----------------        ---------------       ----------------

Income (loss) before income taxes                         (78,661)              (105,087)                47,014

Provision (benefit) for income taxes
      (notes 2 and 10)                                    181,014                (32,838)               (71,720)
                                                  ----------------        ---------------       ----------------

Net Income (Loss)                               $        (259,675)$              (72,249)     $         118,734
                                                  ================        ===============       ================

Earnings (loss) per common share
      (notes 2 and 9)
      Basic earnings (loss) per share                      ($0.05)                ($0.01)                 $0.02

      Diluted earnings (loss) per share                    ($0.05)                ($0.01)                 $0.02

GC INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2001, 2000 and 1999

                                              Common Stock
                                          Number         Dollar       Accumulated
                                         of Shares       Value          Deficit         Total
                                        -----------   -------------  ------------  --------------
1999
Stockholders' equity at June 30, 1998     5,548,401    $ 1,791,590    $(1,038,496)   $   753,094
Net income                                                                118,734        118,734
Retirement of common stock                 (125,210)       (21,583)                      (21,583)
                                        -----------    -----------    -----------    -----------

Stockholders' Equity At June 30, 1999     5,423,191      1,770,007       (919,762)       850,245

2000
Net loss                                                                  (72,249)       (72,249)
Retirement of common stock                  (72,393)       (10,858)                      (10,858)
                                        -----------    -----------    -----------    -----------

Stockholders' Equity At June 30, 2000     5,350,798      1,759,149       (992,011)       767,138

2001
Net loss                                                                 (259,675)      (259,675)
                                        -----------    -----------    -----------    -----------

Stockholders' Equity At June 30, 2001     5,350,798    $ 1,759,149    $(1,251,686)   $   507,463
                                        ===========    ===========    ===========    ===========

GC INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2001, 2000 and 1999

                                                              2001         2000         1999
                                                           ---------    ---------    ---------
Cash flows from operating activities:
Net income (loss)                                          $(259,675)   $ (72,249)   $ 118,734
Adjustments to reconcile net income to net
  cash provided by operating activities:
        Depreciation and amortization                        135,338      127,064      141,290
        (Gain) loss on sale of property and equipment           --            510       (1,881)

Changes in operating assets and liabilities:
        Receivables (increase) decrease                     (232,654)     (40,185)     131,672
        Inventory (increase) decrease                        169,752      (83,032)       6,841
        Prepaid expenses (increase) decrease                    (987)      33,088      (32,852)
        Deferred tax benefit (increase) decrease             180,214      (32,327)     (47,921)
        Other assets and deposits (increase) decrease          2,550       (7,761)        (239)
        Accounts payable increase (decrease)                 155,794       54,828      (62,082)
        Accrued liabilities decrease                         (59,814)     (61,870)     (42,494)
                                                           ---------    ---------    ---------

        Net cash provided (used) by operating activities      90,518      (81,934)     211,068

Cash flows from investing activities:
        Purchase of property and equipment                   (90,059)     (27,831)    (144,145)
        Proceeds from sale of property and
          equipment                                             --           --          1,881
                                                           ---------    ---------    ---------

        Net cash used by investing activities                (90,059)     (27,831)    (142,264)

Cash flows from financing activities:
        Payments on short term borrowings                       --           --         (2,821)
        Payments on long term debt                          (107,650)     (95,597)    (131,633)
        New long term borrowings                              88,185       18,154      134,398
        Re-purchase of common stock                             --        (10,858)     (21,583)
                                                           ---------    ---------    ---------

        Net cash used by financing activities                (19,465)     (88,301)     (21,639)

Increase (decrease) in cash and cash equivalents             (19,006)    (198,066)      47,165

Cash and cash equivalents, beginning                         173,019      371,085      323,920
                                                           ---------    ---------    ---------

Cash And Cash Equivalents, Ending                          $ 154,013    $ 173,019    $ 371,085
                                                           =========    =========    =========

Cash paid during year for:

        Interest                                           $  18,361    $  19,591    $   8,164
        Income taxes                                             800          800       28,697

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
                                       =============       =============

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


4.       PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2001 and 2000 consisted of:
                                                                                                                 Estimated
                                                                              2001                2000          useful lives
                                                                         -------------       -------------      -----------
                Machinery and equipment                                  $   1,256,800       $   1,168,261      5 to 15 years
                Automobile and trucks                                          127,609             127,609      3 to 15 years
                Office equipment                                               108,571             120,552      3 to 15 years
                Leasehold improvements                                         180,508             180,508      2 to 10 years
                Idle assets                                                     86,742              86,742
                                                                         -------------       -------------
                                                                             1,760,230           1,683,672

                Less: accumulated depreciation and amortization             (1,357,146)         (1,235,309)
                                                                         -------------       -------------

                                                                         $     403,084       $     448,363
                                                                         =============       =============

     Depreciation expense for the years ended June 30, 2001 and 2000 totaled $135,338 and $127,064, respectively.


5.       NOTES PAYABLE

         Notes payable at June 30, 2001 and 2000 consists of the following:

                                                                                2001                2000
                                                                         -------------       -------------
                Equipment purchase, 60-month note from Ricoh at an
                interest rate of 2.21% and a monthly payment of $348
                until November 2004.                                     $      12,806       $      16,396

                Automobile purchase, 60 months from GMAC at
                an interest rate of 11% and a monthly
                payment of $950 until June 2002.                                10,748              20,381

                         Equipment purchase, 60-month lease from
                U.S. Bancorp at an interest rate of 8.89% and a
                monthly payment of $1,930 until September 2005.                 77,185                  -

                Equipment purchase, 60-month lease from a
                supplier at an interest rate of 8.5% and a monthly
                payment of $1,879 until December 2002.                          31,652              50,626

                Equipment purchase, 60-month lease from
                U.S. Bancorp at an interest rate of 7.72%
                and a monthly payment of $1,888 until
                December 2003.                                                  51,233              69,287

                Automobile refinance, 36-month lease from Santa Barbara
                Bank & Trust at an interest rate of 11% and a monthly
                payment of $1,333 until November 2001.                           6,485              20,885


GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


5.       NOTES PAYABLE (continued)                                              2001                2000
                                                                         -------------       -------------

                Note due to EPA for cleanup for Raytee, a former
                division of the Company, at an approximate interest
                rate of 5.7% and and an annual payment of $20,000
                plus interest until August 2000.                                     -              20,000

                Note payable, with zero interest rate,
                due May 1998.                                                  152,365             164,364
                                                                         -------------       -------------


                Total debt                                                     342,474             361,939

                Less: current maturities of notes payable                      228,992             248,876
                                                                         -------------       -------------

                Long-term portion                                        $     113,482       $     113,063
                                                                         =============       =============

         Maturities of long-term debt at June 30, 2001 for the succeeding fiscal years are as follows:

                                                 2002          $    228,991
                                                 2003                52,748
                                                 2004                33,511
                                  2005 and thereafter                27,223


6.       STOCK OPTION PLAN

         The Company has a stock option plan which was adopted in 1999, providing for the issuance of up to 1,700,000 shares of common stock to key employees. No options were granted in 2001, and 20,000 options were granted in 2000. The Plan provides that options be granted at exercise prices equal to market value on the date the options are granted. The options outstanding are all currently exercisable and expire at various times. As of June 30, 2001, there were no stock options exercised and 1,380,000 options were outstanding.


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

         On August 28, 2001, the EPA assessed the Company an additional and final claim of $270,000. The Company is in the process of negotiating the reduction of this assessment to $100,000. The Company's management believes that additional assessments in excess of the amounts accrued is not reasonably possible. Accordingly, as of June 30, 2001, the Company believes its reserve of $120,000 is adequate to cover this final claim.

         Litigation Reserve - The Company has established a reserve for expected litigation costs in connection with the settlement of certain outstanding liabilities relating to environmental remediation costs. The Company believes that the since no additional assessments in the amounts accrued is reasonably possible, the $200,000 reserve at June 30, 2001 is sufficient to cover potential litigation expenses.


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
                                                                         =============       =============    =============

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


10.      PROVISION (BENEFIT) FOR INCOME TAXES

         Provision (benefit) for income taxes at June 30, 2001, 2000 and 1999 consists of the following:

                                        Federal              State            Total
                                    -------------       -------------    -------------
         2001
              Current               $           -       $         800    $         800
              Deferred                    188,855              (8,641)         180,214

         2000
              Current               $           -       $         800    $         800
              Deferred                    (26,288)             (7,350)         (33,638)

         1999
              Current               $       4,347       $       2,109    $       6,456
              Deferred                    (57,859)            (20,317)         (78,176)

         At June 30, 2001, the deferred portion of provision for taxes has increased from prior years due to tax credits of $193,827 that expired at June 30, 2000. Since these tax credits are no longer available to offset any future taxable income, provision for taxes at June 30, 2001 has been increased accordingly.

         A reconciliation of the Federal and State statutory tax rate and the effective tax rate is as follows:

                                                                              2001                2000             1999
                                                                         -------------       -------------    ------------
                 Statutory Federal and State tax rate                          1.0%             (23.4)%             4.5%
                 Expiration (utilization) of net operating loss and
                      tax credits                                             246.4               -                (9.2)
                 Tax increase (decrease) on beginning cumulative
                      temporary differences                                   (2.0)               1.7            (121.3)
                 Other, net                                                  (15.3)              (9.5)            (26.5)
                                                                         -------------       -------------    -------------

                 Effective income tax rate                                     230.1%           (31.2)%          (152.5)%
                                                                         =============       =============    =============

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                                                                              2001                2000             1999
                                                                         -------------       -------------    ------------
                 Deferred tax assets:
                    Net operating loss                                   $     215,465       $     175,870    $           -
                    Accrued expenses                                           226,447             218,967          193,916

                 Deferred tax liabilities:
                    Depreciation tax basis of property and equipment     $      19,205       $      25,338    $      29,834


GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000

11.      SEGMENT INFORMATION


         Organizationally, the Company's major operations are comprised of two divisions: A.L. Johnson Division ("ALJ") and Apollo Masters Division ("Apollo"). These segments are determined based on factors including homogeneity of products, technology and customer base. Approximately 50% of Apollo's sales are to foreign markets. ALJ has no material foreign sales.

         ALJ's revenues are derived from sales of thin-walled aluminum castings primarily for the computer, electronics and aerospace industries. ALJ utilizes a Rubber/Plaster Mold process to produce precision, high-strength castings.

         Apollo's revenues are derived from sales of lacquer masters. These masters are sold to audio recording engineers who use specialized equipment to cut grooves in the lacquer masters. The masters are then used to make additional pressing masters, ultimately resulting in vinyl records.

                                                                 ALJ               Apollo           Total
                                                           -------------       -------------    -------------
                 2001:
                 External revenues                         $   3,937,617       $   1,278,927    $   5,216,544
                 Internal revenues                                 -                       -               -
                                                           -------------       -------------    ------------
                 Total revenues                            $   3,937,617       $   1,278,927    $   5,216,544
                                                           =============       =============    =============
                 Pre-tax income                            $     432,093       $     425,221    $     857,314

                 Assets                                    $   1,974,928       $     877,395    $   2,852,323
                 Depreciation and amortization                   109,725               5,900          115,625
                 Interest expense                                 13,827                 570           14,397
                 Interest income                                   1,959                   -            1,959

                 2000:
                 External revenues                         $   3,663,548       $   1,218,620    $   4,882,168
                 Internal revenues                                 -                       -               -
                                                           -------------       -------------    ------------
                 Total revenues                            $   3,663,548       $   1,218,620    $   4,882,168
                                                           =============       =============    =============
                 Pre-tax income                            $     314,406       $     467,052    $     781,458

                 Assets                                    $   2,599,036       $   1,318,337    $   3,917,373
                 Depreciation and amortization                   101,658               6,110          107,768
                 Interest expense                                 11,384               1,107           12,491
                 Interest income                                       -                   -                -

                 1999:
                 External revenues                         $   4,001,066       $   1,206,598    $   5,207,664
                 Internal revenues                                 -                       -               -
                                                           -------------       -------------    ------------
                 Total revenues                            $   4,001,066       $   1,206,598    $   5,207,664
                                                           =============       =============    =============
                 Pre-tax income                            $     537,299       $     402,782    $     940,081

                 Assets                                    $   2,018,754       $     797,655    $   2,816,409
                 Depreciation and amortization                    91,622              31,274          122,896
                 Interest expense                                 10,757               1,966           12,723
                 Interest income                                    -                   -                -

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000

11.      SEGMENT INFORMATION (continued)

         Reconciliations to GC International as reported:
                                                                               2001               2000            1999
                                                                         --------------      -------------    -------------
              Pre-tax income (loss):
                 Total reportable segments                               $     857,314       $     781,458    $     940,081
                 Unallocated corporate amounts                                (935,975)           (886,545)        (893,067)
                                                                         -------------       -------------    -------------
                 Total GC International                                  $     (78,661)      $    (105,090)   $      47,014
                                                                         =============       =============    =============

              Assets:
                 Total reportable segments                               $   2,852,323       $   3,917,373    $   2,816,409
                 Unallocated corporate amounts                                (870,263)         (1,752,153)        (491,597)
                                                                         -------------       -------------    -------------
                 Total GC International                                  $   1,982,060       $   2,165,220    $   2,324,812
                                                                         =============       =============    =============

                             GC International, Inc.
                   Schedule V - Property, Plant and Equipment
                For the Years Ended June 30, 2001, 2000 and 1999

                                   Balance at                                                    Balance at
                                   Beginning of                                   Changes at      End of
                                   Period          Addtions      Retirements    end (deduct)      Period
                                   ------------    --------      -----------    ------------      ------
Year Ended June 30 2001
      Machinery and equipment        1,168,261       88,670                        (131)        1,256,800
      Office Equipment                 120,552        1,555       (13,501)          (35)          108,571
      Automobiles and trucks           127,609                                                    127,609
      Leasehold improvements           180,507                                                    180,507
      Idle Assets                       86,742            -             -             -            86,742
           Total                     1,683,671       90,225        (13,501)        (166)        1,760,229

Year Ended June 30 2000
      Machinery and equipment        1,166,594        4,252        (2,585)                      1,168,261
      Office Equipment                 107,185       23,579       (10,212)                        120,552
      Automobiles and trucks           127,609                                                    127,609
      Leasehold improvements           180,507                                                    180,507
      Idle Assets                       86,742            -             -             -            86,742
           Total                     1,668,637       27,831        (12,797)           -         1,683,671

Year Ended June 30 1999
      Machinery and equipment        1,036,186      130,408                                     1,166,594
      Office Equipment                 103,376        3,809                                       107,185
      Automobiles and trucks           157,610        9,928       (39,929)                        127,609
      Leasehold improvements           180,507                                                    180,507
      Idle Assets                       86,742            -             -             -            86,742
           Total                     1,564,421      144,145        (39,929)           -         1,668,637


The accompanying notes are an integral part of these financial statements.

                             GC International, Inc.
       Schedule VI - Accumulated Depreciation, Depletion and Amortization
                        of Property, Plant and Equipment
                For the Years Ended June 30, 2001, 2000 and 1999

                                                         Additions
                                         Balance at      charged to                   Other          Balance at
                                         Beginning of    Costs and                    changes        End of
                                         Period          Expenses       Retirements   Add Deduct     Period
                                         ------          --------       -----------   ----------     ------
Year Ended June 30 2001
      Machinery and equipment              813,904         95,677                                    909,581
      Office Equipment                      81,786         11,928        (13,501)        -             80,213
      Automobiles and trucks                89,537         25,191                                    114,728
      Leasehold improvements               165,456          2,543                                    167,999
      Idle Assets                           84,625                                                    84,625
           Total                         1,235,308        135,339        (13,501)        -         1,357,146

Year Ended June 30 2000
      Machinery and equipment              730,803         85,686         (2,585)        -           813,904
      Office Equipment                      81,153         10,335         (9,702)        -            81,786
      Automobiles and trucks                61,037         28,500                                     89,537
      Leasehold improvements               162,913          2,543                                    165,456
      Idle Assets                           84,625              -                                     84,625
           Total                         1,120,531        127,065        (12,287)        -         1,235,308
                                                                                                        0.00
Year Ended June 30 1999
      Machinery and equipment              628,713        102,090                                    730,803
      Office Equipment                      72,282          8,871                                     81,153
      Automobiles and trucks                74,120         26,846        (39,929)        -            61,037
      Leasehold improvements               159,430          3,483                                    162,913
      Idle Assets                           84,625              -                                     84,625
           Total                         1,019,170        141,290        (39,929)        -         1,120,531

The accompanying notes are an integral part of these financial statements.

                             GC International, Inc.
         Schedule VIII- Valuation and Qualifying Accounts and Reserves
                For the Years ended June 30, 2001, 2000 and 1999

                             Balance at       Charged to       Charged to
                             Beginning        Costs and          other            Other          Balance at
                              of Year          Expenses         Accounts         Charges        End of Year
                              -------          --------         --------         -------        -----------
2001 Allowance for            $ 5,538          $ 2,294          $    -              $ -          $ 7,832
doubtful accounts

2000 Allowance for              5,133              405               -                -            5,538
doubtful accounts

1999 Allowance for              6,464           21,659          (22,990)              -            5,133
doubtful accounts

The accompanying notes are an integral part of these financial statements.

                                              GC International, Inc.
                                         Schedule IX-Short-Term Borrowings
                                 For the Years Ended June 30, 2001, 2000, and 1999

                                                            Average           Weighted
Category                                                    Amount            Amount             Average
Aggregate               Balance         Maximum             Outstanding       Outstanding        Interest
Short-term              At End of       Weighted Average    During the        During the         During the
Borrowings              Period          Interest Rate       Period            Period (1)         Period (2)
- ----------              ------          -------------       ------            ----------         ----------
Year ended June            $-                $-                $-                 $-                 $-
30,2001
Amounts Payable to:
Banks for Borrowings

Year ended June            $-                $-                $-                 $-                 $-
30,2000
Amounts Payable to:
Banks for borrowing

Year ended June            $-                $-                $-                 $-                 $-
30,1999
Amounts Payable to:
Banks for borrowing

- ------------------------


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


                                                     GC International, Inc.
                                                              (Registrant)



Date: May 10, 2002                          By:      F. Willard Griffith II
- ---------------------                       ---------------------------------
                                                     F. Willard Griffith II
                                                     Chairman and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: May 10, 2002                          By:  F. Willard Griffith II
- ---------------------                       ---------------------------------
                                                 F. Willard Griffith II
                                                 Principal Executive Officer
                                                 and Principal Financial Officer



Date: May 10, 2002                          By:  Richard R. Carlson
- ---------------------                       ---------------------------------
                                                 Richard R. Carlson
                                                 Director and President




Date: May 10, 2002                          By:  Carol Q. Griffith
- ---------------------                       ---------------------------------
                                                 Carol Q. Griffith
                                                 Director



Date: May 10, 2002                           By: Carol J. Carlson
- ---------------------                       ---------------------------------
                                                Carol J. Carlson
                                                Director