Form 10-K/A
period 2001-06-30
GC INTERNATIONAL INC /CA
filed 2002-07-23
CIK 841708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-K/A
                                  Revision No. 2

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

                                Finocchiaro & Co.
                           An Accountancy Corporation

                     150 South Los Robles Avenue, Suite 480

                           Pasadena, California 91101

                     Phone: 626-449-6300 o Fax: 626-449-6299




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




Finocchiaro & Co.


Pasadena, California
September 13, 2001, except as to notes 6, 8, 10, 11 and 12, which are as of June 6, 2002

GC INTERNATIONAL, INC.
BALANCE SHEETS

June 30, 2001 and 2000

                                                                     June 30, 2001     June 30, 2000
                                                                     ------------      -------------
ASSETS
Current Assets
      Cash                                                            $   154,013       $   173,019
      Accounts receivable, net of allowance for doubtful
           accounts of $7,832 in 2001 and $5,538 in 2000                  775,359           548,399
      Accounts receivable - other                                           5,694              --
      Inventories (notes 2 and 3)                                         386,211           555,963
      Prepaid expenses                                                      9,247             8,260
      Deferred tax benefit                                                 10,693            19,338
                                                                      -----------       -----------

            Total current assets                                        1,341,217         1,304,979

      Property and equipment (notes 2 and 4)                              403,084           448,363

Other assets
      Deposits and deferred expenses                                       41,210            43,760
      Deferred tax benefit                                                196,549           368,118
                                                                      -----------       -----------

            Total other assets                                            237,759           411,878
                                                                      -----------       -----------

      Total Assets                                                    $ 1,982,060       $ 2,165,220
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                $   231,379       $   123,604
      Accrued expenses                                                    580,744           592,539
      Notes payable (note 5)                                              228,992           248,876
                                                                      -----------       -----------

                                                                        1,041,115           965,019
Other liabilities
      Notes payable, net of current portion (note 5)                      113,482           113,063
      Liability reserve (notes 2 and 8)                                   120,000           120,000
      Litigation reserve (note 8)                                         200,000           200,000
                                                                      -----------       -----------

            Total other liabilities                                       433,482           433,063
                                                                      -----------       -----------

            Total liabilities                                           1,474,597         1,398,082

Commitments and contingencies (note 8)

Stockholders' equity
      Common stock, no par value, 30,000,000 shares authorized,
           5,350,798 shares issued and outstanding in 2001 and 2000     1,759,149         1,759,149
      Retained earnings                                                (1,251,686)         (992,011)
                                                                      -----------       -----------

            Total stockholders' equity                                    507,463           767,138
                                                                      -----------       -----------

      Total Liabilities And Stockholders' Equity                      $ 1,982,060       $ 2,165,220
                                                                      ===========       ===========

GC INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2001, 2000 and 1999


                                              2001           2000           1999
                                          -----------    -----------    -----------
Net sales                                 $ 5,216,544    $ 4,882,168    $ 5,207,664

Cost of sales                               3,664,612      3,329,635      3,442,760
                                          -----------    -----------    -----------

Gross profit                                1,551,932      1,552,533      1,764,904

Operating expenses
      Selling                                 229,573        240,104        259,730
      General and administrative            1,332,171      1,320,788      1,328,785
                                          -----------    -----------    -----------

Income (loss) from operations                  (9,812)        (8,359)       176,389

Other income (expense)
      Interest, net                            (6,833)        (6,597)        (8,164)
      Other                                   (62,016)       (90,131)      (121,211)
                                          -----------    -----------    -----------

Income (loss) before income taxes             (78,661)      (105,087)        47,014

Provision (benefit) for income taxes
    (notes 2 and 10)                          181,014        (32,838)       (71,720)
                                          -----------    -----------    -----------

Net Income (Loss)                         $  (259,675)   $   (72,249)   $   118,734
                                          ===========    ===========    ===========

Earnings (loss) per common share
    (notes 2 and 9)
      Basic earnings (loss) per share     ($     0.05)   ($     0.01)   $      0.02

      Diluted earnings (loss) per share   ($     0.05)   ($     0.01)   $      0.02


GC INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2001, 2000 and 1999


                                                 Common Stock
                                            Number         Dollar     Accumulated
                                           of Shares       Value        Deficit       Total
                                          -----------   -----------  ------------  -----------
1999
Stockholders' equity at June 30, 1998      5,548,401  $  1,791,590  $ (1,038,496) $   753,094
Net income                                                               118,734      118,734
Retirement of common stock                  (125,210)      (21,583)                   (21,583)
                                          -----------   -----------  ------------  -----------

Stockholders' Equity At June 30, 1999      5,423,191     1,770,007      (919,762)     850,245

2000
Net loss                                                                 (72,249)     (72,249)
Retirement of common stock                   (72,393)      (10,858)                   (10,858)
                                          -----------   -----------  ------------  -----------

Stockholders' Equity At June 30, 2000      5,350,798     1,759,149      (992,011)     767,138

2001
Net loss                                                                (259,675)    (259,675)
                                          -----------   -----------  ------------  -----------

Stockholders' Equity At June 30, 2001      5,350,798  $  1,759,149  $ (1,251,686) $   507,463
                                          ===========   ===========  ============  ===========

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
                                         =============       =============

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


4.       PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2001 and 2000 consisted of:
                                                                                         Estimated
                                                        2001                2000       useful lives
                                                  -------------       -------------    ------------
            Machinery and equipment               $   1,256,800       $   1,168,261    5 to 15 years
            Automobile and trucks                       127,609             127,609    3 to 15 years
            Office equipment                            108,571             120,552    3 to 15 years
            Leasehold improvements                      180,508             180,508    2 to 10 years
            Idle assets                                  86,742              86,742
                                                  -------------       -------------

                                                      1,760,230           1,683,672

            Less: accumulated depreciation
                 and amortization                    (1,357,146)         (1,235,309)
                                                  -------------       -------------

                                                  $     403,084       $     448,363
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


6.       STOCK OPTION PLAN

         The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. The stock option plan was adopted in 1999, providing for the issuance of up to 1,700,000 shares of common stock to key employees. No options were granted in 2001, and 20,000 options were granted in 2000. The Plan provides that options be granted at exercise prices equal to market value on the date the options are granted. The options outstanding are all currently exercisable and expire at various times. As of June 30, 2001, there were no stock options exercised and 1,380,000 options were outstanding.

         In accordance with APB Opinion No. 25, the Company does not recognize expense for stock options granted under the Plan. SFAS No. 123, "Accounting for Stock-Based Compensation," requires a company to determine the fair market value of all awards of stock-based compensation at the grant date. Under SFAS No. 123, companies are permitted to continue using accounting methods prescribed by APB No. 25 but are required to disclose pro forma net income and earnings per share, determined as if the fair value method of FAS-123 had been used to measure compensation costs.

         Under SFAS No. 123, the fair value of the stock option should be estimated using an option-pricing model such as the Black-Scholes model or a binomial model. No such pricing models were used when the Company's options were granted. SFAS No. 123 par.22 states that estimates of compensation cost for periods during which it is not possible to determine fair value shall be based on the intrinsic value of the award, determined in accordance with terms that would apply if the option or similar instrument had been currently exercised. Under the intrinsic value method, there would be no compensation costs at the time the options were granted. Accordingly, the pro forma net income and earnings per share would not differ from the amounts reported on the financial statements.

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


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

         The following is a schedule of future minimum lease payments for those operating leases which have remaining terms in excess of one year:

                                       2002             $ 434,064
                                       2003               437,021
                                       2004               443,348
                                      2005                455,522
                        2006 and thereafter             1,417,141

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

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000


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

JUNE 30, 2001 and 2000


10.      PROVISION (BENEFIT) FOR INCOME TAXES (continued)

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                                          2001       2000       1999
                                        --------   --------   --------
        Deferred tax assets:
           Net operating loss           $ 49,275   $ 34,125   $   --
           Accrued expenses              177,172    378,669    384,963

        Deferred tax liabilities:
           Depreciation tax basis of
             property and equipment     $ 19,205   $ 25,338   $ 29,834

         The Company believes that net deferred tax assets are more likely than not to be realized. Accordingly, no valuation allowance has been recognized to reduce the deferred tax assets.



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

                                                          ALJ                Apollo           Total
                                                     -------------       -------------    -------------
                 2001:
                 External revenues                   $   3,937,617       $   1,278,927    $   5,216,544
                 Internal revenues                           -                       -               -
                                                     ---------           -------------    ------------
                 Total revenues                      $   3,937,617       $   1,278,927    $   5,216,544
                                                     =============       =============    =============
                 Pre-tax income                      $     432,093       $     425,221    $     857,314

                 Assets                              $   1,974,928       $     877,395    $   2,852,323
                 Depreciation and amortization             109,725               5,900          115,625
                 Interest expense                           13,827                 570           14,397
                 Interest income                             1,959                   -            1,959

GC INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 and 2000

11.      SEGMENT INFORMATION (continued)
                 2000:
                 External revenues                             $   3,663,548       $   1,218,620    $   4,882,168
                 Internal revenues                                     -                       -               -
                                                               ---------           -------------    ------------
                 Total revenues                                $   3,663,548       $   1,218,620    $   4,882,168
                                                               =============       =============    =============
                 Pre-tax income                                $     314,406       $     467,052    $     781,458

                 Assets                                        $   2,599,036       $   1,318,337    $   3,917,373
                 Depreciation and amortization                       101,658               6,110          107,768
                 Interest expense                                     11,384               1,107           12,491
                 Interest income                                           -                   -                -

                 1999:
                 External revenues                             $   4,001,066       $   1,206,598    $   5,207,664
                 Internal revenues                                     -                       -               -
                                                               ---------           -------------    ------------
                 Total revenues                                $   4,001,066       $   1,206,598    $   5,207,664
                                                               =============       =============    =============
                 Pre-tax income                                $     537,299       $     402,782    $     940,081

                 Assets                                        $   2,018,754       $     797,655    $   2,816,409
                 Depreciation and amortization                        91,622              31,274          122,896
                 Interest expense                                     10,757               1,966           12,723
                 Interest income                                           -                   -                -

         Reconciliation to GC International as reported:
                                                                        2001                2000             1999
                                                                 ------------------  ---------------  -----------
              Pre-tax income (loss):
                 Total reportable segments                     $     857,314       $     781,458    $     940,081
                 Unallocated corporate amounts                      (935,975)           (886,545)        (893,067)
                                                               -------------       -------------    -------------
                 Total GC International                        $     (78,661)      $    (105,090)   $      47,014
                                                               =============       =============    =============

              Assets:
                 Total reportable segments                     $   2,852,323       $   3,917,373    $   2,816,409
                 Unallocated corporate amounts                      (870,263)         (1,752,153)        (491,597)
                                                               -------------       -------------    -------------
                 Total GC International                        $   1,982,060       $   2,165,220    $   2,324,812
                                                               =============       =============    =============

12.      SELECTED QUARTERLY DATA

                                                                           Per Share of Common Stock Earnings
                       Revenue       Gross Profit    Net Income(Loss)          Diluted               Basic
                       -------       ------------    ----------------          -------               -----
2001
First quarter       $ 1,265,801      $    317,155     $   (76,437)           $   (0.01)       $      (0.01)
Second quarter        1,370,163           447,421          40,253                 0.01                0.01
Third quarter         1,265,083           408,986          (8,433)                0.00                0.00
Fourth quarter        1,315,497           378,370        (215,058)               (0.04)              (0.04)
                    -----------      ------------     -----------            ---------        ------------
         Total      $ 5,521,544      $  1,551,932     $  (259,675)           $   (0.05)       $      (0.05)
                    ===========      ===========          ==========         ===========      ============


2000
First quarter       $ 1,037,899      $    303,074     $    (62,113)          $   (0.01)       $      (0.01)
Second quarter        1,190,937           354,078          (62,140)              (0.01)              (0.01)
Third quarter         1,472,724           501,819           47,180                0.01                0.01
Fourth quarter        1,180,609           393,562            4,822                0.00                0.00
                    -----------      ------------     ------------            ---------        ------------
    Total           $ 5,521,544      $ 1,551,932      $   (259,675)          $   (0.05)        $     (0.05)
                    ===========      ===========          ==========         ===========      ============

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



Date: July 22, 2002                          By:     F. Willard Griffith II
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



Date: July 22, 2002                          By: F. Willard Griffith II
- ---------------------                       ---------------------------------
                                                 F. Willard Griffith II
                                                 Principal Executive Officer
                                                 and Principal Financial Officer

Date: July 22, 2002                          By: Richard R. Carlson
- ---------------------                       ---------------------------------
                                                 Richard R. Carlson
                                                 Director and President

Date: July 22, 2002                          By: Carol Q. Griffith
- ---------------------                       ---------------------------------
                                                 Carol Q. Griffith
                                                 Director

Date: July 22, 2002                          By: Carol J. Carlson
- ---------------------                       ---------------------------------
                                                 Carol J. Carlson
                                                 Director